Form 10-Q
period 1996-03-31
AFG INVESTMENT TRUST D
filed 1996-05-14
CIK 879497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               -------------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                               ______________________


For Quarter Ended March 31, 1996                    Commission File No. 33-42946



                            AFG Investment Trust D
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                     04-3157232
- - ------------------                                          --------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

98 North Washington Street, Boston, MA                             02114
- - ----------------------------------------------------        --------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                          --------------


- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    No
   ---   ---

                            AFG Investment Trust D

                                   FORM 10-Q

                                     INDEX



                                                                   Page
                                                                   ----

PART I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

       Statement of Financial Position
           at March 31, 1996 and December 31, 1995                  3

       Statement of Operations
           for the three months ended March 31, 1996 and 1995       4

       Statement of Cash Flows
           for the three months ended March 31, 1996 and 1995       5

       Notes to the Financial Statements                          6-9

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  10-13


PART II. OTHER INFORMATION:

  Items 1 - 6                                                      14

                            AFG Investment Trust D

                        STATEMENT OF FINANCIAL POSITION
                     March 31, 1996 and December 31, 1995

                                  (Unaudited)



                                            March 31,    December 31,
                                              1996           1995
                                          -------------  -------------
ASSETS
- - ------
Cash and cash equivalents                  $   886,652    $   669,998
Rents receivable                             2,456,515      2,854,161
Accounts receivable - affiliate                762,502        109,551
Equipment at cost, net of accumulated
 depreciation of $19,367,787 and
 $15,958,176 at March 31, 1996
 and December 31, 1995, respectively        81,223,976     83,883,410



Organization costs, net of accumulated
 amortization of $2,500 and $2,250
 at March 31, 1996 and December 31,
 1995, respectively                             2,500          2,750
                                           -----------    -----------


       Total assets                        $85,332,145    $87,519,870
                                           ===========    ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
- - ----------------------------------------

Notes payable                              $40,649,408    $42,655,805
Accrued interest                               644,217        677,345
Accrued liabilities                             47,487         43,851
Accrued liabilities - affiliate                174,068         97,588
Deferred rental income                         176,715        358,760
Cash distributions payable to
 participants                                  241,702        241,702
                                           -----------    -----------
       Total liabilities                    41,933,597     44,075,051
                                           -----------    -----------
Participants' capital (deficit):
   Managing Trustee                            (37,728)       (37,265)
    Special Beneficiary                       (318,502)      (314,685)
    Beneficiary Interests
    (2,089,030 Interests;
    initial purchase price of $25 each)     43,754,778     43,796,769
                                           -----------    -----------

        Total participants' capital         43,398,548     43,444,819
                                           -----------    -----------
        Total liabilities and              $85,332,145    $87,519,870
         participants' capital             ===========    ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                            STATEMENT OF OPERATIONS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)




                                              1996         1995
                                          ------------  -----------
Income:

        Lease revenue                      $5,600,700    $2,915,145
        Interest income                        13,821       177,178
        Loss on sale of equipment             (90,565)           --
                                           ----------    ----------
          Total income                      5,523,956     3,092,323
                                           ----------    ----------

Expenses:
   Depreciation and amortization            3,541,915     2,104,725
   Interest expense                           892,672       359,334
   Equipment management fees -
   affiliate                                  246,928       117,789
   Operating expenses - affiliate             163,595        55,288
                                           ----------    ----------
          Total expenses                    4,845,110     2,637,136
                                           ----------    ----------

Net income                                 $  678,846    $  455,187
                                           ==========    ==========

Net income
    per Beneficiary Interest               $     0.29    $     0.20
                                           ==========    ==========
Cash distributions declared
   per Beneficiary Interest                $     0.31    $     0.64
                                           ==========    ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                            AFG Investment Trust D

                            STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)



                                              1996          1995
                                          ------------  -------------
Cash flows from (used in) operating
 activities:                              $   678,846   $    455,187
Net income
Adjustments to reconcile net income to
   net cash from operating activities:
                                            3,541,915      2,104,725
       Depreciation and amortization
        Loss on sale of equipment              90,565             --
Changes in assets and liabilities
        Decrease (increase) in:
           rents receivable                   397,646         51,381
           accounts receivable - affiliate   (652,951)       (15,425)
        Increase (decrease) in:
           accrued interest                   (33,128)      (168,527)
           accrued liabilities                  3,636         (5,500)
           accrued liabilities - affiliate     76,480         41,335
           deferred rental income            (182,045)       194,702
                                          -----------   ------------
        Net cash from operating
         activities                         3,920,964      2,657,878
                                          -----------   ------------
Cash flows from (used in) investing
 activities:                               (1,239,741)   (15,359,451)
   Purchase of equipment
        Proceeds from equipment sales         266,945             --
                                          -----------   ------------
        Net cash used in investing
         activities                          (972,796)   (15,359,451)
                                          -----------   ------------
Cash flows from (used in) financing
 activities:                                       --      5,882,925
   Proceeds from capital contributions
   Payment of selling commissions                  --       (411,805)
   Payment of organization and
   offering costs                                  --       (147,073)
   Proceeds from notes payable                997,888     17,483,259
   Principal payments - notes
   payable                                 (3,004,285)    (1,472,557)
        Distributions paid                   (725,117)    (1,362,753)
                                          -----------   ------------
        Net cash from  (used in)           (2,731,514)    19,971,996
         financing activities             -----------   ------------
Net increase in cash and cash                 216,654      7,270,423
 equivalents
Cash and cash equivalents at beginning        669,998      9,798,360
 of period                                -----------   ------------
Cash and cash equivalents at end of       $   886,652   $ 17,068,783
 period                                   ===========   ============

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $   925,800   $    527,861
                                          ===========   ============



                            AFG Investment Trust D

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

 The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

 In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - ORGANIZATION AND TRUST MATTERS
- - ---------------------------------------

 The Trust issued 204,355 Beneficiary Interests to 260 investors for an aggregate purchase price of $5,108,875 on October 26, 1993, its first Interim Close. Sixteen subsequent Interim Closes in 1993, 1994 and 1995 resulted in the issuance by the Trust of an additional 1,884,675 Beneficiary Interests to 2,375 investors for an aggregate purchase price of $47,116,875. The Trust's Final Closing occurred on February 6, 1995. No additional Beneficiary Interests will be issued. In total, the Trust has issued 2,089,030 Beneficiary Interests representing a total purchase price of $52,225,750 to 2,635 investors.

Net Income and Cash Distributions Per Beneficiary Interest
- - ----------------------------------------------------------

 Net income and cash distributions per Beneficiary Interest are based on 2,089,030 Beneficiary Interests outstanding during the three month period ended March 31, 1996 and the weighted average number of Beneficiary Interests outstanding during the three month period ended March 31, 1995, after allocation of the Managing Trustee's and Special Beneficiary's shares of net income and cash distributions. The weighted average number of Beneficiary Interests outstanding during the three month period ended March 31, 1995 was 2,025,750. The weighted average number of Beneficiary Interests was calculated based on the total number of Beneficiary Interests outstanding and the number of days each Beneficiary Interest was outstanding during the period.


NOTE 3 - CASH
- - -------------

 The Trust invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U. S. Government securities.


NOTE 4 - REVENUE RECOGNITION
- - ----------------------------

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $71,304,549 are due as follows:

                            AFG Investment Trust D

                       Notes to the Financial Statements

                                  (Continued)



  For the year ending March 31, 1997            $21,646,710
                                1998             18,773,592
                                1999             14,260,904
                                2000              9,541,526
                                2001              3,432,087
                          Thereafter              3,649,730
                                                -----------

                         Total                  $71,304,549
                                                ===========

  During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft") pursuant to the reinvestment provisions of the Trust's prospectus. The Trust will receive approximately $143,000 of rental revenue in the year ending March 31, 1997, $160,000 in each of the years in the period ending March 31, 2002 and $120,000 in the year ending March 31, 2003. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft included above reflect the most recent LIBOR effected rental payment.


NOTE 5 - EQUIPMENT
- - ------------------

  The following is a summary of equipment owned by the Trust at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                   Lease Term                   Equipment
     Equipment Type                 (Months)                     at Cost
- - ------------------------       ------------------            ---------------

Vessels                                73-90                    $ 23,171,463
Aircraft                               48-81                      22,779,945
Railroad                               36-72                      17,205,933
Computers & peripherals                17-60                       7,780,151
Construction & mining                  48-84                       6,205,962
Materials handling                     36-84                       6,123,723
Retail store fixtures                  36-60                       4,930,049
Manufacturing                          48-60                       3,849,128
Miscellaneous                          48-60                       3,564,568
Communications                         30-36                       1,834,800
Tractors & heavy duty trucks           12-48                       1,292,948
Trailers/intermodal containers         36-60                         812,037
Research & test                        36-60                         664,901
Furniture & fixtures                      48                         271,945
Photocopying                              36                          65,711
Motor vehicles                            60                          38,499
                                                                ------------

                              Total equipment cost               100,591,763

                          Accumulated depreciation               (19,367,787)
                                                                ------------

        Equipment, net of accumulated depreciation              $ 81,223,976
                                                                ============

                            AFG Investment Trust D

                       Notes to the Financial Statements

                                  (Continued)

  At March 31, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $24,664,362, representing approximately 25% of total equipment cost.

  The summary above includes equipment held for sale or re-lease which had an original cost and net book value of approximately $37,000 and $27,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

  Effective January 1, 1996, the Trust adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Trust.


NOTE 6 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

  All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:



                                            1996       1995
                                          ---------  ---------

Reimbursements for selling commissions     $     --   $411,805
Reimbursements for organization
  and offering costs                             --    147,073
Equipment acquisition fees                   36,109     42,504
Equipment management fees                   246,928    117,789
Administrative charges                        5,250      3,000
Reimbursable operating expenses
  due to third parties                      158,345     52,288
                                           --------   --------

                         Total             $446,632   $774,459
                                           ========   ========


  All rents and the proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 1996, the Trust was owed $762,502 by AFG for such funds and the interest thereon. These funds were remitted to the Trust in April 1996.

  American Finance Group Securities Corp., an affiliate of AFG, was paid the entire amount of selling commissions incurred at each of the Closings of the Trust. Commissions of $411,805, relating to the Closings during 1995, were then paid to the Soliciting Dealers responsible for the sales. No Soliciting Dealer commissions were earned by American Finance Group Securities Corp. for Interests sold to an unrelated party.

                             AFG Investment Trust D

                       Notes to the Financial Statements

                                  (Continued)

NOTE 7 - NOTES PAYABLE
- - ----------------------

  Notes payable at March 31, 1996 consisted of installment notes of $40,649,408 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 13.75%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (7.63% at March 31, 1996). All of the installment notes are non-recourse, and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents. The carrying value of notes payable approximates fair value at March 31, 1996.


  The annual maturities of the notes payable are as follows:

  For the year ending March 31, 1997            $13,940,710
                                1998             10,672,096
                                1999              6,827,405
                                2000              4,703,131
                                2001              1,609,541
                          Thereafter              2,896,525
                                                -----------

                               Total            $40,649,408
                                                ===========

NOTE 8 - SUBSEQUENT EVENT
- - -------------------------

  Pursuant to its agreements with PLM International, Inc., referred to in Note 8 of the Trust's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Trust and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group, effective April 2, 1996.

                            AFG Investment Trust D

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations.
- - -------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- - ------------------------------------------------------------------------------
1995:
- - -----

Overview
- - --------

  As an equipment leasing trust, the Trust was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Trust will be dissolved. The Trust's operations commenced in 1993.


Results of Operations
- - ---------------------

  For the three months ended March 31, 1996, the Trust recognized lease revenue of $5,600,700 compared to $2,915,145 for the same period in 1995. The increase in lease revenue from 1995 to 1996 was attributable principally to the acquisition of additional equipment during 1995, including the effects of reinvestment. The Trust's original equipment acquisition and leveraging processes were completed in 1995. Future remarketing activities will cause rental revenues to decline. However, in the near-term, the Trust's aggregate rental revenues are expected to be consistent with the three months ended March 31,1996 due to reinvestment activities.

  The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

  Interest income for the three months ended March 31, 1996 was $13,821, compared to $177,178 for the same period in 1995. Interest income was generated from temporary investment of available cash in short-term money market instruments. Interest income was higher in the three months ended March 31, 1995 than in the same period in 1996 due to the temporary investment of cash prior to the acquisition of equipment. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

  For the three months ended March 31, 1996, the Trust sold equipment having a net book value of $357,510 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $90,565. There were no equipment sales during the three months ended March 31, 1995.

 It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Trust, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

                            AFG Investment Trust D

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION

 The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

 The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

 Depreciation and amortization expense for the three months ended March 31, 1996 was $3,541,915 compared to $2,104,725 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The increase in depreciation expense for the three months ended March 31, 1996 compared to the same period in 1995 reflects the acquisition of equipment subsequent to March 31, 1995.

 Interest expense was $892,672 or 15.9% of lease revenue for the three months ended March 31, 1996, compared to $359,334 or 12.3% of lease revenue for the same period in 1995. The increase in interest expense in the three months ended March 31, 1996 was due to additional leveraging obtained in 1995 and 1996. Interest expense in the near-term is expected to increase due to leveraging obtained during the three months ended March 31, 1996 and additional leveraging expected to be obtained during the remainder of 1996. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

 Management fees were 4.4% of lease revenue for the three months ended March 31, 1996 compared to 4% of lease revenue for the same period in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

 Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 2.9% of lease revenue for the three months ended March 31, 1996, compared to 1.9% of lease revenue for the same period in 1995. The increase in operating expenses from 1995 to 1996 was due primarily to remarketing fees incurred relating to the sale of certain equipment. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust.

                            AFG Investment Trust D

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION


Liquidity and Capital Resources and Discussion of Cash Flows
- - ------------------------------------------------------------

 The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,920,964 and $2,657,878 for the three months ended March 31, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to be consistent with the three months ended March 31, 1996. Thereafter, renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

 Ultimately, the Trust will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

 Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $1,239,741 and $15,359,451 to acquire equipment during the three months ended March 31, 1996 and 1995, respectively. The equipment acquired during the three months ended March 31, 1996 was acquired pursuant to the reinvestment provisions of the Trust's prospectus. This equipment was financed through a combination of leveraging and the reinvestment of sale proceeds. During the three months ended March 31, 1996, the Trust realized $266,945 in equipment sale proceeds. There were no equipment sales during the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

 The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 and $17,483,259 during the three months ended March 31, 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders.

 Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations will continue to increase as a result of leveraging obtained during the three months ended March 31, 1996 and additional leveraging expected to be obtained during the remainder of 1996. Subsequently, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

 During the three months ended March 31, 1995, financing activities also included cash inflows from capital contributions from the Beneficiaries (net of selling commissions and organization and offering costs) of $5,324,047. Substantially all of these funds were used to purchase equipment. The Trust's Final Closing of capital contributions occurred on February 6, 1995.

                            AFG Investment Trust D

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION


 Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within fifteen days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Trust declared total cash distributions of Distributable Cash From Operations of $725,117. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $658,044; the Special Beneficiary was allocated 8.25%, or $59,822; and the Managing Trustee was allocated 1%, or $7,251.

 Cash distributions paid to the Participants consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Trust's equipment portfolio.

 The future liquidity of the Trust will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing Trustee anticipates that cash proceeds resulting from these sources will satisfy the Trust's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Trust's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. Accordingly, fluctuations in the level of monthly cash distributions will occur during the life of the Trust.

                             AFG Investment Trust D

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION



     Item 1.             Legal Proceedings
                         Response:  None

     Item 2.             Changes in Securities
                         Response:  None

     Item 3.             Defaults upon Senior Securities
                         Response:  None

     Item 4.             Submission of Matters to a Vote of Security Holders
                         Response:  None

     Item 5.             Other Information
                         Response:  None

     Item 6(a).          Exhibits
                         Response:  None

     Item 6(b).          Reports on Form 8-K
                         Response:  None

                                SIGNATURE PAGE



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                             AFG Investment Trust D


                  By:  AFG ASIT Corporation, a Massachusetts
                       corporation and the Managing Trustee of
                       the Registrant.


                  By:  /s/  Michael J. Butterfield
                       ---------------------------
                       Michael J. Butterfield
                       Treasurer of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  May 13, 1996
                         -------------------------



                  By:  /s/  Gary Romano
                       ---------------------------
                       Gary M. Romano
                       Clerk of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  May 13, 1996
                         ------------------------