Form 10-Q
period 1996-06-30
AFG INVESTMENT TRUST D
filed 1996-08-14
CIK 879497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              -----------------------------------------------

                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    ----------------------

                              ----------------------

For Quarter Ended June 30, 1996                    Commission File No. 33-42946

                            AFG Investment Trust D
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                               04-3157232
- ------------------------------                         -----------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification No.)

98 North Washington Street, Boston, MA                 02114
- ------------------------------------------             ------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                       -----------------------

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     No
                                                       ---    ---

                             AFG Investment Trust D


                                   FORM 10-Q


                                     INDEX


                                                             Page
                                                            ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Statement of Financial Position at June 30, 1996
      and December 31, 1995                                      3

     Statement of Operations for the three and six
      months ended June 30, 1996 and 1995                        4

     Statement of Cash Flows for the six months ended
      June 30, 1996 and 1995                                     5

     Notes to the Financial Statements                         6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 10-13

PART II. OTHER INFORMATION:

Items 1 - 6                                                     14


                             AFG Investment Trust D

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                            June 30,        December 31,
                                             1995              1996
                                           ---------       -------------

ASSETS
- ------

Cash and cash equivalents                  $ 2,643,469   $   669,998
Rents receivable                             2,850,100     2,854,161
Accounts receivable - affiliate                379,792       109,551

Equipment at cost, net of accumulated
 depreciation of $22,906,346 and
 $15,958,176 at June 30, 1996 and
 and December 31, 1995, respectively        77,681,929    83,883,410

Organization costs, net of accumulated
 amortization of $2,750 and $2,250 at
 June 30, 1996 and December 31, 1995,
 respectively                                    2,250         2,750
                                           -----------   -----------
     Total assets                          $83,557,540   $87,519,870
                                           ===========   ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
- -------------------------------------

Notes payable                              $38,778,858    $42,655,805
Accrued interest                               750,924        677,345
Accrued liabilities                             36,353         43,851
Accrued liabilities - affiliate                 82,622         97,588
Deferred rental income                         183,219        358,760
Cash distributions payable to
 participants                                  241,702        241,702
                                           -----------    -----------
       Total liabilities                    40,073,678     44,075,051
                                           -----------    -----------
Participants' capital (deficit):
   Managing Trustee                            (36,874)       (37,265)
   Special Beneficiary                        (311,464)      (314,685)
   Beneficiary Interests (2,089,030
    Interests; initial purchase
    price of $25 each)                      43,832,200     43,796,769
                                           -----------    -----------

   Total participants' capital              43,483,862     43,444,819
                                           -----------    -----------
   Total liabilities and participants'
    capital                                $83,557,540    $87,519,870
                                           ===========    ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                                Three Months                   Six Months
                                               Ended June 30,                Ended June 30,
                                           1996             1995           1996          1995
                                      ---------------  --------------  -------------  -----------

Income:
  Lease revenue                           $5,528,992       $4,999,976   $11,129,692    $7,915,121
   Interest income                            33,028           99,928        46,849       277,106

  Gain (loss) on sale of equipment            (1,442)           7,187       (92,007)        7,187
                                          ----------       ----------   -----------    ----------
      Total income                         5,560,578        5,107,091    11,084,534     8,199,414
                                          ----------       ----------   -----------    ----------
Expenses:
  Depreciation and amortization            3,539,297        2,964,805     7,081,212     5,069,530
   Interest expense                          870,658        1,067,776     1,763,330     1,427,110
   Interest expense - affiliate                   --            1,707            --         1,707
   Equipment management fees
   - affiliate                               243,544          221,162       490,472       338,951
   Operating expenses - affiliate             96,648          104,817       260,243       160,105
                                          ----------       ----------   -----------    ----------
          Total expenses                   4,750,147        4,360,267     9,595,257     6,997,403
                                          ----------       ----------   -----------    ----------

Net income                                $  810,431       $  746,824   $ 1,489,277    $1,202,011
                                          ==========       ==========   ===========    ==========

Net income
  per Beneficiary Interest                $     0.35       $     0.32   $      0.65    $     0.53
                                          ==========       ==========   ===========    ==========
Cash distributions declared
  per Beneficiary Interest                $     0.31       $     0.63   $      0.63    $     1.27
                                          ==========       ==========   ===========    ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  -------------
Cash flows from (used in) operating
 activities:
Net income                                $ 1,489,277   $  1,202,011

Adjustments to reconcile net income to
   net cash from operating activities:
   Depreciation and amortization            7,081,212      5,069,530
   (Gain) loss on sale of equipment            92,007         (7,187)
Changes in assets and liabilities
   Decrease (increase) in:
     rents receivable                           4,061     (1,771,914)
     accounts receivable - affiliate         (270,241)        (9,017)
   Increase (decrease) in:
     accrued interest                          73,579        498,141
     accrued liabilities                       (7,498)       (23,284)
     accrued liabilities - affiliate          (14,966)       101,397
     deferred rental income                  (175,541)       233,089
                                          -----------   ------------
   Net cash from operating activities       8,271,890      5,292,766
                                          -----------   ------------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                   (1,239,741)   (33,898,651)
   Proceeds from equipment sales              268,503         61,512
                                          -----------   ------------
   Net cash used in investing activities     (971,238)   (33,837,139)
                                          -----------   ------------
Cash flows from (used in) financing
 activities:
   Proceeds from capital contributions             --      5,882,925
   Payment of selling commissions                  --       (411,805)
   Payment of organization and offering
    costs                                          --       (147,073)
   Proceeds from notes payable              2,465,737     22,761,320
   Proceeds from notes payable -
    affiliate                                      --         30,801
   Principal payments - notes payable      (6,342,684)    (3,164,018)
   Principal payments - notes payable -
    affiliate                                      --        (30,801)
   Distributions paid                      (1,450,234)    (2,812,989)
                                          -----------   ------------
   Net cash from (used in) financing
    activities                             (5,327,181)    22,108,360
                                          -----------   ------------
Net increase (decrease) in cash and
 cash equivalents                           1,973,471     (6,436,013)
Cash and cash equivalents at beginning
 of period                                    669,998      9,798,360
                                          -----------   ------------
Cash and cash equivalents at end of
 period                                   $ 2,643,469   $  3,362,347
                                          ===========   ============
Supplemental disclosure of cash flow
 information:
       Cash paid during the period for
        interest                          $ 1,689,751   $    927,263
                                          ===========   ============

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D
                       Notes to the Financial Statements

                                 June 30, 1996
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - ORGANIZATION AND TRUST MATTERS
- ---------------------------------------

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

Net Income and Cash Distributions Per Beneficiary Interest
- ----------------------------------------------------------

  Net income and cash distributions per Beneficiary Interest are based on 2,089,030 Beneficiary Interests outstanding during each of the three and six months ended June 30, 1996 and the three months ended June 30, 1995. Net income and cash distributions per Beneficiary Interest for the six months ended
June 30, 1995 are based on 2,057,565 Beneficiary Interests which was calculated using the weighted average number of Beneficiary Interests outstanding during the period after allocation of the Managing Trustee's and Special Beneficiary's shares of net income and cash distributions. The weighted average number of Beneficiary Interests was calculated based on the total number of Beneficiary Interests outstanding and the number of days each Beneficiary Interest was outstanding during the period.


NOTE 3 - CASH
- -------------

  The Trust invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U. S. Government securities.


NOTE 4 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and

                            AFG Investment Trust D
                       Notes to the Financial Statements

                                  (Continued)


are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $66,568,447 are due as follows:


For the year ending June 30, 1997   $20,937,206
                             1998    17,729,235
                             1999    13,129,083
                             2000     8,479,179
                             2001     3,285,760
                       Thereafter     3,007,984
                                    -----------

                            Total   $66,568,447
                                    ===========

  During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft") pursuant to the reinvestment provisions of the Trust's prospectus. The Trust will receive approximately $157,000 of rental revenue in each of the years in the period ending June 30, 2002 and $79,000 in the year ending June 30, 2003. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft included above reflect the most recent LIBOR effected rental payment.


NOTE 5 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Trust at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                                  Lease Term     Equipment
Equipment Type                                                     (Months)       at Cost
- --------------                                                    -----------   -----------
Vessels                                                                73-90   $ 23,171,463
Aircraft                                                               48-81     22,779,945
Railroad                                                               36-72     17,205,933
Computers & peripherals                                                17-60      7,780,151
Construction & mining                                                  48-84      6,205,962
Materials handling                                                     36-84      6,120,235
Retail store fixtures                                                  36-60      4,930,049
Manufacturing                                                          48-60      3,849,128
Miscellaneous                                                          48-60      3,564,568
Communications                                                         30-36      1,834,800
Tractors & heavy duty trucks                                           12-48      1,292,948
Trailers/intermodal containers                                         36-60        812,037
Research & test                                                        36-60        664,901
Furniture & fixtures                                                      48        271,945
Photocopying                                                              36         65,711
Motor vehicles                                                            60         38,499
                                                                               ------------

                                                        Total equipment cost    100,588,275

                                                    Accumulated depreciation    (22,906,346)
                                                                               ------------

                                  Equipment, net of accumulated depreciation   $ 77,681,929
                                                                               ============

                            AFG Investment Trust D
                       Notes to the Financial Statements

                                  (Continued)


  At June 30, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $24,664,362, representing approximately 25% of total equipment cost.

  The summary above includes equipment held for sale or re-lease which had an original cost and net book value of approximately $18,000 and $13,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 6 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:

                                            1996        1995
                                          ---------  -----------

Reimbursements for selling commissions     $     --   $  411,805
Reimbursements for organization
 and offering costs                              --      147,073
Equipment acquisition fees                   36,109       94,073
Equipment management fees                   490,472      338,951
Administrative charges                       10,500       10,500
Reimbursable operating expenses
 due to third parties                       249,743      149,605
Interest on notes payable - affiliate            --        1,707
                                           --------   ----------

  Total                                    $786,824   $1,153,714
                                           ========   ==========


  All rents and the proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1996, the Trust was owed $379,792 by AFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1996.

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


NOTE 7 - NOTES PAYABLE
- ----------------------

  Notes payable at June 30, 1996 consisted of installment notes of $38,778,858 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 13.75%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.5% at June 30, 1996). All of the installment notes are non-recourse, and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents. The carrying value of notes payable approximates fair value at June 30, 1996.

                            AFG Investment Trust D
                       Notes to the Financial Statements

                                  (Continued)

  The annual maturities of the notes payable are as follows:

For the year ending June 30, 1997   $13,149,129
                             1998    10,239,161
                             1999     6,421,443
                             2000     4,698,387
                             2001     1,800,067
                       Thereafter     2,470,671
                                    -----------

                            Total   $38,778,858
                                    ===========


                             AFG Investment Trust D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- -------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

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


Results of Operations
- ---------------------
  For the three and six months ended June 30, 1996, the Trust recognized lease revenue of $5,528,992 and $11,129,692, respectively, compared to $4,999,976 and $7,915,121 for the same periods in 1995. The increase in lease revenue from 1995 to 1996 was attributable principally to the acquisition of additional equipment subsequent to June 30, 1995, including the effects of reinvestment. The Trust's original equipment acquisition and leveraging processes were completed in 1995. Future remarketing activities will cause rental revenues to decline. However, in the near-term, the Trust's aggregate rental revenues are expected to be consistent with the six months ended June 30,1996 due to reinvestment activities.

  The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment

  Interest income for the three and six months ended June 30, 1996 was $33,028 and $46,849, respectively, compared to $99,928 and $277,106 for the same periods in 1995. Interest income is generated from temporary investment of rental receipts and unexpended capital contributions in short-term money market instruments. Interest income was higher in 1995 than 1996 due to the temporary investment of cash prior to the acquisition of equipment. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

  During the three and six months ended June 30, 1996, the Trust sold equipment having a net book value of $3,000 and $360,510, respectively, to existing lessees and third parties. These sales resulted in net losses, for financial statement purposes, of $1,442 and $92,007, respectively.

                             AFG Investment Trust D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


  During the three and six months ended June 30, 1995, the Trust sold equipment having a net book value of $54,325 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $7,187.

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

  Depreciation and amortization expense for the three and six months ended June 30, 1996 was $3,539,297 and $7,081,212, respectively, compared to $2,964,805 and
$5,069,530 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The increase in depreciation expense from 1995 to 1996 reflects the acquisition of equipment subsequent to June 30, 1995.

  Interest expense was $870,658 and $1,763,330 or 15.8% of lease revenue for each of the three and six months ended June 30, 1996, respectively, compared to $1,069,483 and $1,428,817 or 21.4% and 18.1% of lease revenue for the same periods in 1995. The overall increase in interest expense from 1995 to 1996 was due to additional leveraging obtained in 1995 and 1996. Interest expense in the near-term is expected to increase due to leveraging obtained during the six months ended June 30, 1996 and additional leveraging expected to be obtained during the remainder of 1996. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 4.4% of lease revenue for each of the three and six months ended June 30, 1996 compared to 4.4% and 4.3% of lease revenue for the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 1.8% and 2.3% of lease revenue for the three and six months ended June 30, 1996,

                             AFG Investment Trust D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


respectively, compared to 2.1% and 2% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 was due primarily to remarketing fees incurred relating to the sale of certain equipment. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $8,271,890 and $5,292,766 for the six months ended June 30, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to be consistent with the six months ended June 30, 1996. Thereafter, renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

  Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $1,239,741 and $33,898,651 to acquire equipment during the six months ended June 30, 1996 and 1995, respectively. The equipment acquired during the six months ended June 30, 1996 was acquired pursuant to the reinvestment provision of the Trust's prospectus. This equipment was financed through a combination of leveraging and the reinvestment of sale proceeds. During the six months ended June 30, 1996, the Trust realized $268,503 in equipment sale proceeds, compared to $61,512 during the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $2,465,737 and $22,761,320 during the six months ended June 30, 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. AFG also provided interim financing to the Trust until third-party financing was finalized. The Trust received $30,801 of such financing during the six months ended June 30, 1995. There was no financing provided by AFG during the same period in 1996.

  Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations will continue to increase as a result of leveraging obtained during the six months ended June 30, 1996 and

                             AFG Investment Trust D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


additional leveraging expected to be obtained during the remainder of 1996. Subsequently, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

  During the six months ended June 30, 1995, financing activities also included cash inflows from capital contributions from the Beneficiaries (net of selling commissions and organization and offering costs) of $5,324,047. Substantially all of these funds were used to purchase equipment. The Trust's Final Closing of capital contributions occurred on February 6, 1995.

  Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within fifteen days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,450,234. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $1,316,088; the Special Beneficiary was allocated 8.25%, or $119,644; and the Managing Trustee was allocated 1%, or $14,502.

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



                             AFG Investment Trust D


                  By:  AFG ASIT Corporation, a Massachusetts
                       corporation and the Managing Trustee of
                       the Registrant.


                  By:  /s/  Michael J. Butterfield
                       -----------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  August 14, 1996
                         ---------------------------------------------



                  By:  /s/  Gary M. Romano
                       -----------------------------------------------
                       Gary M. Romano
                       Clerk of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  August 14, 1996
                         ---------------------------------------------