Form 10-Q
period 1996-09-30
AFG INVESTMENT TRUST D
filed 1996-11-13
CIK 879497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1996
                               ------------------------------------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from
                              ________________________to________________________

                              ________________________


For Quarter Ended September 30, 1996         Commission File No. 0-25648


                            AFG Investment Trust D
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      04-3157232
----------------------------------------------------      --------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

98 North Washington Street, Boston, MA                          02114
----------------------------------------------------      --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
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
Yes    No
   ---   ---

                            AFG Investment Trust D

                                   FORM 10-Q

                                     INDEX




PART I.  FINANCIAL INFORMATION:

                                                                                           Page
                                                                                           ----
Item 1.   Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                                           3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995                       4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995                                 5

     Notes to the Financial Statements                                                     6-9


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                           10-13


PART II. OTHER INFORMATION:

Items 1 - 6                                                                                 14


                             AFG Investment Trust D

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)



                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
ASSETS
------
Cash and cash equivalents                   $ 6,752,482    $   669,998

Rents receivable                              1,847,700      2,854,161

Accounts receivable - affiliate                 665,277        109,551

Equipment at cost, net of accumulated
 depreciation of $26,428,933 and
 $15,958,176 at September 30, 1996
 and December 31, 1995                       74,163,140     83,883,410

Organization costs, net of accumulated
 amortization of $3,000 and $2,250 at
 September 30, 1996 and December 31, 1995         2,000          2,750
                                            -----------    -----------
       Total assets                         $83,430,599    $87,519,870
                                            ===========    ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
----------------------------------------

Notes payable                               $38,800,037    $42,655,805
Accrued interest                                536,332        677,345
Accrued liabilities                              18,750         43,851
Accrued liabilities - affiliate                 114,936         97,588
Deferred rental income                          211,260        358,760
Cash distributions payable to                   314,216        241,702
 participants                               -----------    -----------

       Total liabilities                     39,995,531     44,075,051
                                            -----------    -----------
Participants' capital (deficit):
   Managing Trustee                             (37,362)       (37,265)
   Special Beneficiary                         (315,490)      (314,685)
   Beneficiary Interests (2,089,030
    Interests; initial purchase price
    of $25 each)                             43,787,920     43,796,769
                                            -----------    -----------

       Total participants' capital           43,435,068     43,444,819
                                            -----------    -----------

       Total liabilities and                $83,430,599    $87,519,870
          participants' capital             ===========    ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                                   Three Months              Nine Months
                                               Ended September 30,       Ended September 30,
                                               1996         1995          1996           1995
                                           ------------  ------------  -------------  ------------
Income:

        Lease revenue                      $5,508,081   $4,454,472    $16,637,773    $12,369,593

        Interest income                        53,701       76,910        100,550        354,016

        Gain (loss) on sale of equipment           --       (5,645)       (92,007)         1,542
                                           ----------   ----------    -----------    -----------

          Total income                      5,561,782    4,525,737     16,646,316     12,725,151
                                           ----------   ----------    -----------    -----------

Expenses:

        Depreciation and amortization       3,522,837    2,805,791     10,604,049      7,875,321

        Interest expense                      864,785      857,274      2,628,115      2,284,384

        Interest expense - affiliate               --           --             --          1,707

        Equipment management fees
          - affiliate                         242,532      193,236        733,004        532,187

        Operating expenses - affiliate        182,792       72,407        443,035        232,512
                                           ----------   ----------    -----------    -----------

          Total expenses                    4,812,946    3,928,708     14,408,203     10,926,111
                                           ----------   ----------    -----------    -----------

Net income                                 $  748,836   $  597,029    $ 2,238,113    $ 1,799,040
                                           ==========   ==========    ===========    ===========

Net income
        per Beneficiary Interest           $     0.33   $     0.26    $      0.97    $      0.79
                                           ==========   ==========    ===========    ===========
Cash distributions declared
        per Beneficiary Interest           $     0.35   $     0.53    $      0.98    $      1.79
                                           ==========   ==========    ===========    ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)

                                              1996           1995
                                          -------------  -------------
Cash flows from (used in) operating
 activities:
Net income                                $  2,238,113   $  1,799,040

Adjustments to reconcile net income to
 net cash from operating activities:
        Depreciation and amortization       10,604,049      7,875,321
        (Gain) loss on sale of equipment        92,007         (1,542)

Changes in assets and liabilities
    Decrease (increase) in:
        rents receivable                      1,006,461       (623,550)
        accounts receivable - affiliate       (555,726)       272,425
    Increase (decrease) in:
        accrued interest                      (141,013)       106,785
        accrued liabilities                    (25,101)       (24,533)
        accrued liabilities - affiliate         17,348        180,186
        deferred rental income                (147,500)       416,422
                                          ------------   ------------
        Net cash from operating             13,088,638     10,000,554
         activities                       ------------   ------------

Cash flows from (used in) investing
 activities:
    Purchase of equipment                    1,243,539)   (34,544,180)
    Proceeds from equipment sales              268,503        105,621
                                          ------------   ------------
        Net cash used in investing            (975,036)   (34,438,559)
         activities                       ------------   ------------

Cash flows from (used in) financing
 activities:
    Proceeds from capital contributions             --      5,882,925
    Payment of selling commissions                  --       (411,805)
    Payment of organization and
          offering costs                            --       (147,073)
    Proceeds from notes payable              7,882,404     25,274,217
    Proceeds from notes payable -
         affiliate                                  --         30,801
    Principal payments - notes payable     (11,738,172)    (6,379,315)
    Principal payments - notes payable
         - affiliate                                --        (30,801)
    Distributions paid                      (2,175,350)    (4,267,217)
                                          ------------   ------------
        Net cash from (used in)
         financing activities               (6,031,118)    19,951,732
                                          ------------   ------------
Net increase (decrease) in cash and
 cash equivalents                            6,082,484     (4,486,273)

Cash and cash equivalents at beginning
 of period                                     669,998      9,798,360
                                          ------------   ------------
Cash and cash equivalents at end of
 period                                   $  6,752,482   $  5,312,087
                                          ============   ============

Supplemental disclosure of cash flow
information:

Cash paid during the period for interest  $  2,769,128   $  2,179,067
                                          ============   ============



                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D
                       Notes to the Financial Statements

                               September 30, 1996
                                  (Unaudited)



   NOTE 1 - BASIS OF PRESENTATION
   ------------------------------

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


   NOTE 2 - ORGANIZATION AND TRUST MATTERS
   ---------------------------------------

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

   Net Income and Cash Distributions Per Beneficiary Interest
   ----------------------------------------------------------

      Net income and cash distributions per Beneficiary Interest are based on 2,089,030 Beneficiary Interests outstanding during each of the three and nine months ended September 30, 1996 and the three months ended September 30, 1995. Net income and cash distributions per Beneficiary Interest for the nine months ended September 30, 1995 are based on 2,068,168 Beneficiary Interests which was calculated using the weighted average number of Beneficiary Interests outstanding during the period after allocation of the Managing Trustee's and Special Beneficiary's shares of net income and cash distributions. The weighted average number of Beneficiary Interests was calculated based on the total number of Beneficiary Interests outstanding and the number of days each Beneficiary Interest was outstanding during the period.


   NOTE 3 - CASH
   -------------

      The Trust invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U. S. Government securities.


   NOTE 4 - REVENUE RECOGNITION
   ----------------------------

      Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and

                             AFG Investment Trust D
                       Notes to the Financial Statements

                                  (Continued)


are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $60,164,923 are due as follows:

  For the year ending September 30, 1997    $20,421,043
                                    1998     16,669,939
                                    1999     11,909,754
                                    2000      6,166,031
                                    2001      2,627,119
                              Thereafter      2,371,037
                                            -----------

                                   Total    $60,164,923
                                            ===========

  During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft") pursuant to the reinvestment provisions of the Trust's prospectus. The Trust will receive approximately $157,000 of rental revenue in each of the years in the period ending September 30, 2002 and $39,000 in the year ending September 30, 2003. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft included above reflect the most recent LIBOR effected rental payment.

NOTE 5 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Trust at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                  Lease Term         Equipment
Equipment Type                                     (Months)           at Cost
--------------                                    ---------         ----------

Vessels                                            73-90          $ 23,171,463
Aircraft                                           48-81            22,779,945
Railroad                                           36-72            17,205,933
Computers & peripherals                            17-60             7,780,151
Construction & mining                              48-84             6,205,962
Materials handling                                 36-84             6,124,033
Retail store fixtures                              36-60             4,930,049
Manufacturing                                      48-60             3,849,128
Miscellaneous                                      48-60             3,564,568
Communications                                     30-36             1,834,800
Tractors & heavy duty trucks                       12-48             1,292,948
Trailers/intermodal containers                     36-60               812,037
Research & test                                    36-60               664,901
Furniture & fixtures                                  48               271,945
Photocopying                                          36                65,711
Motor vehicles                                        60                38,499
                                                                  ------------
                                           Total equipment cost    100,592,073

                                       Accumulated depreciation    (26,428,933)
                                                                   ------------

                     Equipment, net of accumulated depreciation   $ 74,163,140
                                                                  ============

                             AFG Investment Trust D
                       Notes to the Financial Statements

                                  (Continued)

  At September 30, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $24,664,362, representing approximately 25% of total equipment cost.

  At September 30, 1996, the Trust was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:

                                             1996         1995
                                          -----------  -----------

Reimbursements for selling commissions     $       --   $  411,805
Reimbursements for organization
  and offering costs                               --      147,073
Equipment acquisition fees                     36,120       95,875
Equipment management fees                     733,004      532,187
Administrative charges                         15,750       15,750
Reimbursable operating expenses
  due to third parties                        427,285      216,762
Interest on notes payable - affiliate              --        1,707
                                           ----------   ----------

                         Total             $1,212,159   $1,421,159
                                           ==========   ==========


  All rents and the proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1996, the Trust was owed $665,277 by AFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1996.

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


NOTE 7 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $38,800,037 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 13.75%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.4% at September 30, 1996). All of the installment notes are non-recourse, and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft. The

                            AFG Investment Trust D
                       Notes to the Financial Statements

                                  (Continued)

installment notes will be fully amortized by noncancellable rents. The carrying value of notes payable approximates fair value at September 30, 1996.

The annual maturities of the notes payable are as follows:

For the year ending September 30,     1997   $13,622,044
                                      1998    10,108,020
                                      1999     7,502,021
                                      2000     3,786,598
                                      2001     1,747,067
                                Thereafter     2,034,287
                                            ------------

                                     Total   $38,800,037
                                            ============

NOTE 8 - SUBSEQUENT EVENT
-------------------------

  On October 26, 1996, the Managing Trustee, on behalf of the Trust, filed a Solicitation Statement with the Securities and Exchange Commission which was subsequently sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement seeks to solicit the consent of the Beneficiaries to a proposed amendment ("the Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement").

  The Amendment would (i) amend the provisions of the Trust Agreement governing the redemption of Interests to permit the Trust to offer to redeem outstanding interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee may determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee may fix. Such a security, if it were to be offered and sold, would provide the Trust with the funds to a) implement more expansive Interest redemption opportunities for Beneficiaries without using Trust funds which may otherwise be available for current cash distributions; and b) make a special one-time distribution to the Beneficiaries.

  Pursuant to the Trust Agreement, the adoption of the Amendment requires the consent of the Beneficiaries holding more than fifty percent in the aggregate of the Interests held by all Beneficiaries. To be valid, consent forms must be received by the Managing Trustee by December 6, 1996 (subject to extension at the discretion of the Managing Trustee). The outcome of this solicitation can not be determined at this time.

                             AFG Investment Trust D

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
--------------------------------

Overview
--------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Trust recognized lease revenue of $5,508,081 and $16,637,773, respectively, compared to $4,454,472 and $12,369,593 for the same periods in 1995. The increase in lease revenue from 1995 to 1996 was attributable principally to the acquisition of additional equipment subsequent to September 30, 1995, including the effects of reinvestment. The Trust's original equipment acquisition and leveraging processes were completed in 1995. Future remarketing activities will cause rental revenues to decline. However, in the near-term, the Trust's aggregate rental revenues are expected to increase due to reinvestment activities.

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

  Interest income for the three and nine months ended September 30, 1996 was $53,701 and $100,550, respectively, compared to $76,910 and $354,016 for the same periods in 1995. Interest income is generated from temporary investment of rental receipts and unexpended capital contributions in short-term money market instruments. Interest income was higher in 1995 than 1996 due to the temporary investment of cash prior to the acquisition of equipment. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

  During the nine months ended September 30, 1996, the Trust sold equipment having a net book value of $360,510 to existing lessees and third parties. These sales resulted in a net loss, for financial statement

                                AGF Investment Trust D

                                      FORM 10-Q

                             PART I. FINANCIAL INFORMATION


purposes, of $92,007 compared to a net gain of $1,542 on equipment having a net book value of $104,079 for the same period in 1995.

  During the three months ended September 30, 1995, the Trust sold equipment having a net book value of $49,754 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $5,645.
There were no equipment sales during the same period in 1996.

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

  Depreciation and amortization expense for the three and nine months ended September 30, 1996 was $3,522,837 and $10,604,049, respectively, compared to $2,805,791 and $7,875,321 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The increase in depreciation expense from 1995 to 1996 reflects the acquisition of equipment subsequent to September 30, 1995.

  Interest expense was $864,785 and $2,628,115 or 15.7% and 15.8% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to $857,274 and $2,286,091 or 19.3% and 18.5% of lease revenue for the same periods in 1995. The increase in interest expense from 1995 to 1996 was due to additional leveraging obtained in 1995 and 1996. Interest expense in the near-term is expected to increase due to leveraging obtained during the nine months ended September 30, 1996 and additional leveraging expected to be obtained to partially finance the acquisition of reinvestment equipment. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 4.4% of lease revenue for each of the three and nine months ended September 30, 1996 compared to 4.3% of lease revenue for each of the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

                                  AGF Investment Trust D

                                        FORM 10-Q

                              PART I. FINANCIAL INFORMATION



  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 3.3% and 2.7% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 1.6% and 1.9% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 was due to remarketing fees incurred in connection with the sale of certain equipment and fees incurred in connection with the refinancing of the Trust's interest in a vessel. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $13,088,638 and $10,000,554 for the nine months ended September 30, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to increase due to the reinvestment of available proceeds in other equipment. Thereafter, renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

  Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $1,243,539 and $34,544,180 to acquire equipment during the nine months ended September 30, 1996 and 1995, respectively. During the nine months ended September 30, 1996, $1,239,741 of equipment was acquired pursuant to the reinvestment provision of the Trust's prospectus. This equipment was financed through a combination of leveraging and the reinvestment of sale proceeds. In addition, equipment in the amount of $3,798 was acquired in July 1996 in connection with a pre-existing lease agreement. During the nine months ended September 30, 1996, the Trust realized $268,503 in equipment sale proceeds, compared to $105,621 during the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $7,882,404 and $25,274,217 during the nine months ended September 30, 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. In September 1996, the Trust received $5,416,667 from the refinancing of its interest in a vessel. The Trust repaid

                          AGF Investment Trust D

                                FORM 10-Q

                      PART I. FINANCIAL INFORMATION



the existing debt associated with the vessel of $1,912,591 plus accrued interest thereon and the balance of the refinancing proceeds is expected to be used to acquire additional equipment pursuant to the reinvestment provisions of the Trust's prospectus. AFG also provided interim financing to the Trust until third-party financing was finalized. The Trust received $30,801 of such financing during the nine months ended September 30, 1995. There was no financing provided by AFG during the same period in 1996.

  Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations will continue to increase as a result of leveraging obtained during the nine months ended September 30, 1996 and additional leveraging expected to be obtained to partially finance the acquisition of reinvestment equipment. Subsequently, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

  During the nine months ended September 30, 1995, financing activities also included cash inflows from capital contributions from the Beneficiaries (net of selling commissions and organization and offering costs) of $5,324,047. Substantially all of these funds were used to purchase equipment. The Trust's Final Closing of capital contributions occurred on February 6, 1995.

  Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within fifteen days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $2,247,864. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $2,039,937; the Special Beneficiary was allocated 8.25%, or $185,449; and the Managing Trustee was allocated 1%, or $22,478.

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


                Date:  November 13, 1996
                       -----------------



                  By:  /s/  Gary M. Romano
                       -------------------------------
                       Gary M. Romano
                       Clerk of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                Date:  November 13, 1996
                       -----------------