Form 10-Q
period 1997-03-31
AFG INVESTMENT TRUST D
filed 1997-05-15
CIK 879497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____________________ TO_____________________
                              _____________________

For Quarter Ended March 31, 1997                    Commission File No. 33-42946

                             AFG Investment Trust D
             (Exact name of registrant as specified in its charter)

Delaware                                                04-3157232
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

98 North Washington Street, Boston, MA                  02114
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (617) 854-5800

-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /

                             AFG INVESTMENT TRUST D

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           -----

PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Statement of Financial Position
        at March 31, 1997 and December 31, 1996                                3

      Statement of Operations
        for the three months ended March 31, 1997 and 1996                     4

      Statement of Cash Flows
        for the three months ended March 31, 1997 and 1996                     5

      Notes to the Financial Statements                                      6-9

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-14

PART II. OTHER INFORMATION:

   Items 1--6                                                                 15

                             AFG INVESTMENT TRUST D

                        STATEMENT OF FINANCIAL POSITION
                      March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                                                   MARCH 31,    DECEMBER 31,
                                                                     1997           1996
                                                                 -------------  -------------
ASSETS

Cash and cash equivalents......................................  $  10,384,291  $   6,640,347

Rents receivable...............................................      2,605,296      3,347,306

Accounts receivable--affiliate.................................        360,829      3,845,655

Equipment at cost, net of accumulated depreciation of
  $32,228,269 and $29,093,445 at March 31, 1997 and December
  31, 1996, respectively.......................................     58,204,176     61,357,491

Organization costs, net of accumulated amortization of $3,500 and $3,250 at March 31, 1997 and December 31, 1996,
  respectively.................................................          1,500          1,750
                                                                 -------------  -------------

    Total assets...............................................  $  71,556,092  $  75,192,549
                                                                 -------------  -------------
                                                                 -------------  -------------

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable..................................................  $  29,594,007  $  32,827,977
Accrued interest...............................................        491,729        727,187
Accrued liabilities............................................         18,750         23,250
Accrued liabilities--affiliate.................................        104,916        214,247
Deferred rental income.........................................        371,927        200,836
Cash distributions payable to participants.....................        314,216        314,216
                                                                 -------------  -------------
    Total liabilities..........................................     30,895,545     34,307,713
                                                                 -------------  -------------

Participants' capital (deficit):
  Managing Trustee.............................................        (65,107)       (62,865)
  Special Beneficiary..........................................       (544,388)      (525,884)
  Beneficiary Interests (2,089,030 Interests;
  initial purchase price of $25 each)..........................     41,270,042     41,473,585
                                                                 -------------  -------------

    Total participants' capital................................     40,660,547     40,884,836
                                                                 -------------  -------------

    Total liabilities and participants' capital................  $  71,556,092  $  75,192,549
                                                                 -------------  -------------
                                                                 -------------  -------------

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG INVESTMENT TRUST D

                             STATEMENT OF OPERATIONS
                for the three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                        1997          1996
                                                                    ------------  ------------
Income:
  Lease revenue...................................................  $  4,759,553  $  5,600,700
 Interest income..................................................       121,151        13,821
  Loss on sale of equipment.......................................        (4,946)      (90,565)
                                                                    ------------   -----------
    Total income..................................................     4,875,758     5,523,956

Expenses:
  Depreciation and amortization...................................     3,142,119     3,541,915
  Interest expense................................................       654,992       892,672
  Equipment management fees--affiliate............................       219,681       246,928
  Operating expenses--affiliate...................................       140,602       163,595
                                                                    ------------   -----------
    Total expenses................................................     4,157,394     4,845,110

Net income........................................................  $    718,364  $    678,846
                                                                    ------------   -----------
                                                                    ------------   -----------

Net income
  per Beneficiary Interest........................................  $       0.31  $       0.29
                                                                    ------------   -----------
                                                                    ------------   -----------

Cash distributions declared
  per Beneficiary Interest........................................  $       0.41  $       0.31
                                                                    ------------   -----------
                                                                    ------------   -----------

                   The accompanying notes are an integral part
                          of these financial statements.

                            AFG INVESTMENT TRUST D

                            STATEMENT OF CASH FLOWS
                for the three months ended March 31, 1997 and 1996
                                (Unaudited)

                                                                        1997         1996
                                                                    -----------   -----------
Cash flows from (used in) operating activities:
Net income.......................................................   $   718,364   $   678,846
Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization................................     3,142,119     3,541,915
    Loss on sale of equipment....................................         4,946        90,565
Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable.............................................       742,010       397,646
    accounts receivable--affiliate...............................     3,484,826      (652,951)
  Increase (decrease) in:
    accrued interest.............................................      (235,458)      (33,128)
    accrued liabilities..........................................        (4,500)        3,636
    accrued liabilities--affiliate...............................      (109,331)       76,480
    deferred rental income.......................................       171,091      (182,045)
                                                                     ----------    -----------
        Net cash from operating activities.......................     7,914,067     3,920,964
                                                                     ----------    -----------
Cash flows from (used in) investing
  activities:
   Purchase of equipment.........................................            --    (1,239,741)
   Proceeds from equipment sales.................................         6,500       266,945
                                                                     ----------    ----------
         Net cash from (used in) investing activities............         6,500      (972,796)
                                                                     ----------    -----------
Cash flows from (used in) financing activities:
   Proceeds from notes payable...................................            --       997,888
   Principal payments - notes payable............................    (3,233,970)   (3,004,285)
   Distributions paid............................................      (942,653)     (725,117)
                                                                     -----------   -----------

            Net cash used in financing activities................    (4,176,623)   (2,731,514)
                                                                     -----------   -----------
Net increase in cash and cash equivalents........................     3,743,944       216,654

Cash and cash equivalents at beginning of period.................     6,640,347       669,998
                                                                     -----------   -----------

Cash and cash equivalents at end of period.......................  $ 10,384,291    $  886,652
                                                                   ------------    ----------
                                                                   ------------    ----------


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest......................  $    890,450    $  925,800
                                                                   ------------    ----------
                                                                   ------------    ----------

                    The accompanying notes are an integral part
                           of these financial statements

                                AFG INVESTMENT TRUST D

                         NOTES TO THE FINANCIAL STATEMENTS
                                  MARCH 31, 1997

                                    (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

    The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

    At March 31, 1997, the Trust had $10,265,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Approximately, $9,000,000 of the Trust's cash is expected to be used to acquire reinvestment equipment in 1997 and 1998.

NOTE 3 - REVENUE RECOGNITION

    Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $44,179,651 are due as follows:

   For the year ending March 31, 1998                    $16,901,138
                                 1999                     12,074,480
                                 2000                      8,122,016
                                 2001                      3,432,287
                                 2002                      2,550,776
                           Thereafter                      1,098,954
                                                         -----------

                                Total                    $44,179,651
                                                         ===========

                             AFG Investment Trust D
                       NOTES TO THE FINANCIAL STATEMENTS

                                  (Continued)


NOTE 4 - EQUIPMENT
------------------


    The following is a summary of equipment owned by the Trust at March 31, 1997. In the opinion of Equis Financial Group ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                                                      REMAINING
                                                      LEASE TERM                  EQUIPMENT
         EQUIPMENT TYPE                                (MONTHS)                    AT COST
--------------------------------------             ------------------          -------------
Aircraft..............................                    9-71                 $  22,779,945
Locomotives...........................                   26-40                    17,205,933
Vessels...............................                      67                    13,875,360
Computers and peripherals.............                    1-23                     6,953,607
Construction and mining...............                   12-46                     6,205,962
Materials handling....................                    9-61                     6,124,033
Retail store fixtures.................                    3-34                     4,930,049
Manufacturing.........................                   14-21                     3,849,128
Miscellaneous.........................                    9-45                     3,564,568
Communications........................                    9-11                     1,834,800
Tractors & heavy duty trucks..........                    1-22                     1,255,967
Trailers/intermodal containers........                   15-37                       812,037
Research & test.......................                    1-37                       664,901
Furniture & fixtures..................                    9-11                       271,945
Photocopying..........................                      --                        65,711
Motor vehicles........................                      21                        38,499
                                                        ------                 -------------
                                          Total equipment cost                   90,432,445
                                      Accumulated depreciation                  (32,228,269)
                                                                               -------------
                     Equipment, net of accumulated depreciation                $  58,204,176
                                                                               -------------
                                                                               -------------

    At March 31, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $15,368,258, representing approximately 17% of total equipment cost.

    At March 31, 1997, the Trust was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease.

NOTE 5 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                            AFG Investment Trust D

                          NOTES TO THE FINANCIAL STATEMENTS

                                    (CONTINUED)


                                                                           1997        1996
                                                                        ----------  ----------
Equipment acquisition fees............................................          --  $   36,109
Equipment management fees.............................................  $  219,681     246,928
Administrative charges................................................      12,159       5,250
Reimbursable operating expenses
   due to third parties...............................................     128,443     158,345
                                                                        ----------   ---------
                          Total.......................................  $  360,283  $  446,632
                                                                        ==========  ==========

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 1997, the Trust was owed $360,829 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 1997.

NOTE 6 - NOTES PAYABLE
----------------------

    Notes payable at March 31, 1997 consisted of installment notes of $29,594,007 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 13.75%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.7% at March 31, 1997). All of the installment notes are non-recourse, and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $282,421 and $1,476,981 at the expiration of the primary lease terms related to the Reno Aircraft and certain rail equipment, respectively. The carrying value of notes payable approximates fair value at March 31, 1997.

   The annual maturities of the notes payable are as follows:

   For the year ending March 31, 1998                 $ 11,170,175
                                 1999                    7,028,205
                                 2000                    4,937,002
                                 2001                    3,594,363
                                 2002                    1,771,575
                           Thereafter                    1,092,687
                                                      ------------
                                Total                 $ 29,594,007
                                                     =============

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

    On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging

                              AFG Investment Trust D

                         NOTES TO THE FINANCIAL STATEMENTS
                                    (CONTINUED)


breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Trust has not experienced any material losses as a result of this action.

NOTE 8 - SOLICITATION AND REGISTRATION STATEMENTS
------------------------------------------------

    On October 26, 1996, the Managing Trustee, on behalf of the Trust, filed a Solicitation Statement with the Securities and Exchange Commission which was subsequently sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement sought to solicit the consent of the Beneficiaries to a proposed amendment ("the Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement").

    The Amendment would (i) amend the provisions of the Trust Agreement governing the redemption of Interests to permit the Trust to offer to redeem outstanding interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee may determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee may fix. Such a security, if it were to be offered and sold, would provide the Trust with the funds to (a) implement more expansive Interest redemption opportunities for Beneficiaries without using Trust funds which may otherwise be available for current cash distributions; and (b) make a special one-time distribution to the Beneficiaries.

    Pursuant to the Trust Agreement, the adoption of the Amendment required the consent of the Beneficiaries holding more than fifty percent in the aggregate of the Interests held by all Beneficiaries. A majority of Beneficiary Interests, representing 1,210,746 or 58% of all Beneficiary Interests, voted in favor of the Amendment; 229,836 or 11% of all Beneficiary Interests voted against the Amendment; and 39,233 or 2% of all Beneficiary Interests abstained. Approximately 71% of all Beneficiary Interests participated in the vote. Accordingly, the Amendment was adopted.

    On February 12, 1997, the Trust filed a Registration Statement on Form S-1 (which was amended on April 11, 1997 and May 9, 1997) with the Securities and Exchange Commission which covers, among other things, the creation and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). A portion of the proceeds from the offering of the Class B Interests would be used to make a one-time special cash distribution to existing Beneficiaries (the "Class A Beneficiaries") of the Trust and to enable the Trust to redeem a portion of the existing Beneficiary Interests (the "Class A Interests"). The characteristics of the Class B Interests, associated risk factors, and other matters of importance to the Beneficiaries and prospective purchasers of the Class B Interests are contained in the Registration Statement. Presently, the Registration Statement is undergoing regulatory review and has not been declared effective.

                             AFG INVESTMENT TRUST D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

Three months ended March 31, 1997 compared to the three months ended March
--------------------------------------------------------------------------
31, 1996:
---------


OVERVIEW

    As an equipment leasing trust, the Trust was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Trust will be dissolved. The Trust's operations commenced in 1993.

RESULTS OF OPERATIONS
---------------------

    For the three months ended March 31, 1997, the Trust recognized lease revenue of $4,759,553 compared to $5,600,700 for the three months ended March 31, 1996. The decrease in lease revenue from 1996 to 1997 was primarily attributable to the Trust's sale of its interest in a vessel to the lessee in December 1996. In the near-term, aggregate rental revenues are expected to increase due to reinvestment of available proceeds in other equipment, including proceeds resulting from the Trust's sale of its interest in the vessel discussed above. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements.

    The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

    Interest income for the three months ended March 31, 1997 was $121,151, compared to $13,821 for the same period in 1996. Interest income was generated from temporary investment of available cash in short-term money market instruments. Interest income was higher in the three months ended March 31, 1997 than in the same period in 1996 due to interest earned on sale proceeds associated with the vessel discussed above. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

    For the three months ended March 31, 1997, the Trust sold equipment having a net book value of $11,446 to existing lessees and third parties. These sales resulted in a net loss for financial statement purposes, of $4,946 compared to a net loss of $90,565 on equipment having a net book value of $357,510 for the same period in 1996.

    It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Trust, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability

                                 AFG Investment Trust D

                                      Form 10-Q

                            PART 1. FINANCIAL INFORMATION


at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

    The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

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

    Depreciation and amortization expense was $3,142,119 and $3,541,915 for the three months ended March 31, 1997 and 1996, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $654,992 or 13.8% of lease revenue for the three months ended March 31, 1997 and $892,672 or 15.9% of lease revenue for the same period in 1996. Interest expense in the near-term is expected to increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment, discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

    Management fees were 4.6% and 4.4% of lease revenue for the three months ended March 31, 1997 and 1996, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented approximately 3% of lease revenue during the three months ended March 31, 1997 and approximately 2.9% of lease revenue during the same period in 1996. The increase in operating expenses from 1996 to 1997 was due primarily to professional service costs incurred in connection with the Solicitation and Registration Statements described in Note 8 to the accompanying financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS
------------------------------------------------------------

    The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from

                                 AFG Investment Trust D

                                      Form 10-Q

                            PART 1. FINANCIAL INFORMATION

asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the three months ended March 31, 1997, operating activities generated net cash inflows of $4,315,994, after reductions for equipment sale proceeds of approximately $1,618,000 received in connection with the sale of the vessel and debt proceeds of $1,980,073 which relate to the leveraging of certain rail equipment in the Trust's portfolio. These sale and debt proceeds were due from EFG at December 31, 1996. For the three months ended March 31, 1996, the Trust generated net cash inflows from operating activities of $4,935,287. In the near-term, net cash inflows generated from operating activities are expected to increase due to the acquisition of reinvestment equipment as described below. Thereafter, renewal, re-lease and equipment sale activities will cause the Trust's primary-term lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

    The Trust's equipment is leased by a number of creditworthy, investment-grade companies and, to date, the Trust has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Trust's lessees will be maintained. Collection risk could increase in the future, particularly as the Trust remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Trust's experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

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

    Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $1,239,741 to acquire equipment during the three months ended March 31, 1996, pursuant to the reinvestment provisions of the Trust's prospectus. The reinvestment equipment was financed through a combination of leveraging and sale proceeds. During the three months ended March 31, 1997, the Trust realized equipment sale proceeds of $6,500, compared to $266,945 during the same period in 1996 Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 in 1996 resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The amount of cash used to repay debt during the three months ended March 31, 1997 increased as a result of leveraging obtained in 1996. In the near-term, the amount of cash used to repay debt obligations will continue to increase as a result of anticipated leveraging to be obtained in connection with the acquisition of reinvestment equipment. Thereafter, the amount will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has balloon payment obligations of $282,421 and $1,476,981 at the expiration of the primary lease terms related to the Trust's

                                 AFG Investment Trust D

                                      Form 10-Q

                            PART 1. FINANCIAL INFORMATION


proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. and certain rail equipment, respectively.

    Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within fifteen days following the end of each month. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1997, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $942,653. In accordance with the Trust Agreement, the Beneficiaries were allocated 90.75% of these distributions, or $855,458; the Special Beneficiary was allocated 8.25% or $77,769; and the Managing Trustee was allocated 1%, or $9,426.

    For financial reporting purposes, the Managing Trustee and the Special Beneficiary each has accumulated a capital deficit at March 31, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. However, for income tax purposes, the Trust Agreement requires that income be allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement exists with respect to the Special Beneficiary. At December 31, 1996, the Managing Trustee had a positive tax capital account balance.

    At March 31, 1997, the Trust had aggregate future minimum lease payments of $44,179,651 from contractual lease agreements (see Note 3 to the financial statements), of which $29,594,007 will be used to amortize the principal balance of notes payable (see Note 6 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, as well as from lease revenues generated by equipment acquisitions from the Trust's anticipated reinvestment activities. Presently, the Trust expects to acquire approximately $36,000,000 of reinvestment equipment using cash of approximately $9,000,000 and additional indebtedness, which will be amortized from the associated rental streams. However, the extent of the Trust's total future reinvestment activities may exceed this projection as a result of future equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

    Cash distributions paid to the Participants consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the

                                 AFG Investment Trust D

                                      Form 10-Q

                            PART 1. FINANCIAL INFORMATION


assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Trust's equipment portfolio.

    It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances and, during its reinvestment period, to purchase replacement equipment as original equipment is remarketed. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Beneficiary Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Beneficiary Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Beneficiary Interest and expects that the Trust will be able to sustain this distribution rate throughout 1997. However, the nature of the Trust's principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures. As this occurs, the Trust's cash flows will become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness and the Trust's future working capital and equipment requirements, in establishing future cash distribution rates. Ultimately, the Participants should expect that cash distribution rates will fluctuate over the long term as a result of future remarketing activities.

                                AFG INVESTMENT TRUST D

                                     FORM 10-Q

                           PART II. OTHER INFORMATION

     Item 1.                     Legal Proceedings
                                 Response:

                                 Refer to Note 7 to the financial statements herein.

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

                             AFG INVESTMENT TRUST D

           By:       AFG ASIT Corporation, a Massachusetts
                     corporation and the Managing Trustee of
                     the Registrant.



           By:       /s/ Michael J. Butterfield
                     ---------------------------------------------
                     Michael J. Butterfield
                     Treasurer of AFG ASIT Corporation
                     (Duly Authorized Officer and
                     Principal Accounting Officer)



           Date:     May 15, 1997
                     ---------------------------------------------



           By:       /s/ Gary Romano
                     --------------------------------------------
                     Gary M. Romano
                     Clerk of AFG ASIT Corporation
                     (Duly Authorized Officer and
                     Principal Financial Officer)



           Date:     May 15, 1997
                     ---------------------------------------------