Form 10-Q
period 1997-06-30
AFG INVESTMENT TRUST D
filed 1997-08-14
CIK 879497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         ------------------------------

For Quarter Ended June 30, 1997                   Commission File No. 33-42946

                             AFG Investment Trust D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    04-3157232
----------------------------------------                   ---------------------
(State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                            Identification No.)

88 Broad Street, Boston, MA                                 02110
----------------------------------------                   ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                             AFG Investment Trust D

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Statement of Financial Position
         at June 30, 1997 and December 31, 1996                              3

      Statement of Operations
         for the three and six months ended June 30, 1997 and 1996           4

      Statement of Cash Flows
         for the six months ended June 30, 1997 and 1996                     5

      Notes to the Financial Statements                                   6-10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11-15

PART II. OTHER INFORMATION:

      Items 1 - 6                                                           16

                             AFG Investment Trust D

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                        June 30,    December 31,
                                                          1997          1996
                                                      -----------   ------------
ASSETS

Cash and cash equivalents                             $10,311,010   $ 6,640,347

Rents receivable                                        3,777,756     3,347,306

Accounts receivable - affiliate                           377,226     3,845,655

Equipment at cost, net of accumulated depreciation
 of $34,384,660 and $29,093,445 at June 30, 1997
 and December 31, 1996, respectively                   54,568,599    61,357,491

Organization costs, net of accumulated amortization
 of $3,750 and $3,250 at June 30, 1997
 and December 31, 1996, respectively                        1,250         1,750
                                                      -----------   -----------

      Total assets                                    $69,035,841   $75,192,549
                                                      ===========   ===========


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                         $27,191,657   $32,827,977
Accrued interest                                          698,586       727,187
Accrued liabilities                                        16,225        23,250
Accrued liabilities - affiliate                            98,413       214,247
Deferred rental income                                    154,822       200,836
Cash distributions payable to participants                314,216       314,216
                                                      -----------   -----------

      Total liabilities                                28,473,919    34,307,713
                                                      -----------   -----------

Participants' capital (deficit):
 Managing Trustee                                         (66,094)      (62,865)
 Special Beneficiary                                     (552,524)     (525,884)
 Beneficiary Interests (2,089,030 Interests;
 initial purchase price of $25 each)                   41,180,541    41,473,585
                                                      -----------   -----------

      Total participants' capital                      40,561,922    40,884,836
                                                      -----------   -----------

      Total liabilities and participants' capital     $69,035,841   $75,192,549
                                                      ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                          Three Months                Six Months
                                         Ended June 30,              Ended June 30,
                                       1997         1996           1997          1996
                                   -----------   -----------   -----------   ------------
Income:

   Lease revenue                   $ 4,830,964   $ 5,528,992   $ 9,590,517   $ 11,129,692

   Interest income                     124,987        33,028       246,138         46,849

   Loss on sale of equipment           (85,952)       (1,442)      (90,898)       (92,007)
                                   -----------   -----------   -----------   ------------

        Total income                 4,869,999     5,560,578     9,745,757     11,084,534
                                   -----------   -----------   -----------   ------------

Expenses:

   Depreciation and amortization     3,070,399     3,539,297     6,212,518      7,081,212

   Interest expense                    651,951       870,658     1,306,943      1,763,330

   Equipment management fees
     - affiliate                       216,036       243,544       435,717        490,472

   Operating expenses - affiliate       87,585        96,648       228,187        260,243
                                   -----------   -----------   -----------   ------------

        Total expenses               4,025,971     4,750,147     8,183,365      9,595,257
                                   -----------   -----------   -----------   ------------

Net income                         $   844,028   $   810,431   $ 1,562,392   $  1,489,277
                                   ===========   ===========   ===========   ============

Net income
  per Beneficiary Interest         $      0.37   $      0.35   $      0.68   $       0.65
                                   ===========   ===========   ===========   ============

Cash distributions declared
  per Beneficiary Interest         $      0.41   $      0.31   $      0.82   $       0.63
                                   ===========   ===========   ===========   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                          1997           1996
                                                      ------------   -----------

Cash flows from (used in) operating activities:
Net income                                            $  1,562,392   $ 1,489,277

Adjustments to reconcile net income to
 net cash from operating activities:
     Depreciation and amortization                       6,212,518     7,081,212
     Loss on sale of equipment                              90,898        92,007

Changes in assets and liabilities
 Decrease (increase) in:
     rents receivable                                     (430,450)        4,061
     accounts receivable - affiliate                     3,468,429      (270,241)
 Increase (decrease) in:
     accrued interest                                      (28,601)       73,579
     accrued liabilities                                    (7,025)       (7,498)
     accrued liabilities - affiliate                      (115,834)      (14,966)
     deferred rental income                                (46,014)     (175,541)
                                                      ------------   -----------

        Net cash from operating activities              10,706,313     8,271,890
                                                      ------------   -----------

Cash flows from (used in) investing activities:
  Purchase of equipment                                         --    (1,239,741)
  Proceeds from equipment sales                            485,976       268,503
                                                      ------------   -----------

        Net cash from (used in) investing activities       485,976      (971,238)
                                                      ------------   -----------

Cash flows from (used in) financing activities:
  Proceeds from notes payable                                   --     2,465,737
  Principal payments - notes payable                    (5,636,320)   (6,342,684)
  Distributions paid                                    (1,885,306)   (1,450,234)
                                                      ------------   -----------

        Net cash used in financing activities           (7,521,626)   (5,327,181)
                                                      ------------   -----------

Net increase in cash and cash equivalents                3,670,663     1,973,471

Cash and cash equivalents at beginning of period         6,640,347       669,998
                                                      ------------   -----------

Cash and cash equivalents at end of period            $ 10,311,010   $ 2,643,469
                                                      ============   ===========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest        $  1,335,544   $ 1,689,751
                                                      ============   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                        Notes to the Financial Statements
                                  June 30, 1997

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

   At June 30, 1997, the Trust had $10,205,000 invested in reverse repurchase agreements secured by U. S. Treasury Bills or interests in U.S. Government securities. Approximately $9,000,000 of the Trust's cash is expected to be used to acquire reinvestment equipment during the remainder of 1997 and 1998.

NOTE 3 - REVENUE RECOGNITION

   Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $40,682,584 are due as follows:

   For the year ending June 30, 1998      $15,900,201
                                1999       10,965,117
                                2000        7,517,492
                                2001        3,288,172
                                2002        2,539,203
                          Thereafter          472,399
                                          -----------

                                Total     $40,682,584
                                          ===========

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

   The following is a summary of equipment owned by the Trust at June 30, 1997. In the opinion of Equis Financial Group ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                             Remaining
                                            Lease Term       Equipment
      Equipment Type                         (Months)         at Cost
-------------------------------             ----------       ---------

Aircraft                                        6-68      $ 22,779,945
Locomotives                                    23-37        17,205,933
Vessels                                           64        13,875,360
Computers & peripherals                         1-20         6,311,939
Construction & mining                           9-43         6,205,962
Materials handling                              6-58         6,124,032
Retail store fixtures                           1-31         4,930,049
Manufacturing                                  11-18         3,849,128
Miscellaneous                                   6-42         3,564,568
Communications                                  6-11         1,834,800
Tractors & heavy duty trucks                    1-19         1,043,013
Research & test                                 1-34           664,901
Furniture & fixtures                             6-8           271,945
Trailers/intermodal containers                 12-34           187,474
Photocopying                                      --            65,711
Motor vehicles                                    18            38,499
                                                           -----------

                                Total equipment cost        88,953,259

                            Accumulated depreciation       (34,384,660)
                                                           -----------

          Equipment, net of accumulated depreciation       $54,568,599
                                                           ===========

   At June 30, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $15,368,258, representing approximately 17% of total equipment cost.

   The summary above includes equipment held for sale or re-lease which had an original cost and net book value of approximately $464,000 and $182,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - RELATED PARTY TRANSACTIONS

   All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)

                                                    1997         1996
                                                 ---------     ---------

Equipment acquisition fees                              --     $  36,109
Equipment management fees                        $ 435,717       490,472
Administrative charges                              36,327        10,500
Reimbursable operating expenses
  due to third parties                             191,860       249,743
                                                 ---------     ---------

                     Total                       $ 663,904     $ 786,824
                                                 =========     =========

   All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1997, the Trust was owed $377,226 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1997.

NOTE 6 - NOTES PAYABLE

   Notes payable at June 30, 1997 consisted of installment notes of $27,191,657 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 13.75%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.69% at June 30, 1997). All of the installment notes are non-recourse, and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $282,421 and $1,476,981 at the expiration of the primary lease terms related to the Reno Air Aircraft and certain rail equipment, respectively. The carrying value of notes payable approximates fair value at June 30, 1997.

   The annual maturities of the notes payable are as follows:

   For the year ending June 30, 1998     $10,340,627
                                1999       6,298,891
                                2000       4,577,476
                                2001       3,535,795
                                2002       1,815,022
                          Thereafter         623,846
                                         -----------

                               Total     $27,191,657
                                         ===========

NOTE 7 - LEGAL PROCEEDINGS

   On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)

to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Trust has not experienced any material losses as a result of this action.

   On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Trust and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the Managing Trustee of the Trust and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

   The Managing Trustee and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the Managing Trustee and EFG do not believe that any likely outcome will have a material adverse effect on the Trust. The Managing Trustee, EFG and their affiliates intend to vigorously defend against the lawsuit.

NOTE 8 - ISSUANCE OF CLASS B INTERESTS AND OFFER TO REDEEM CLASS A INTERESTS

   On October 26, 1996, the Trust filed a Solicitation Statement with the United States Securities and Exchange Commission (the "SEC") which subsequently was sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement sought the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement") which would (i) amend the provisions of the Trust Agreement governing the redemption of Beneficiary Interests to permit the Trust to offer to redeem outstanding Beneficiary Interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee might determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee might affix. The funds obtained through the issuance of such a security would be used by the Trust to (a) expand redemption opportunities for Beneficiaries without using Trust funds which might otherwise be available for cash distributions; and (b) make a special one-time cash distribution to the Beneficiaries.

    Pursuant to the Trust Agreement, the adoption of the Amendment required the consent of the Beneficiaries holding more than 50% in the aggregate of the Beneficiary Interests held by all Beneficiaries. A majority of Beneficiary Interests, representing 1,210,746 or 58% of all Beneficiary Interests, voted in favor of the Amendment; 229,836 or 11% of all Beneficiary Interests voted against the Amendment; and 39,233 or 2% of all Beneficiary Interests abstained. Approximately 71% of all Beneficiary Interests participated in the vote. Accordingly, the Trust Agreement was amended.

    On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)

Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 3,142,083 Class B Interests at $5.00 per interest, thereby generating $15,710,415 in aggregate Class B capital contributions. Class A Beneficiaries purchased 1,400 Class B Interests, generating $7,000 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,140,683 Class B Interests, generating $15,703,415 of such aggregate capital contributions.

    Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of all of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary
D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions.

    As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee intends to use a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee expects to declare and pay this special cash distribution on or before August 31, 1997.

    On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. The Trust will use a portion of the net proceeds realized from the offering of the Class B Interests to purchase the Class A Beneficiary Interests tendered as a result of the offer. The Tender Documents describe, among other things, the terms of the offer and the purchase price per Class A Beneficiary Interest being offered by the Trust.

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, i) the ability of the Trust to satisfy its equipment reinvestment requirements and ii) the ability of EFG to collect all rents due under the attendant lease agreements and to successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

Overview

   As an equipment leasing trust, AFG Investment Trust D ("the Trust") was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Trust will be dissolved. The Trust's operations commenced in 1993.

Results of Operations

   For the three and six months ended June 30, 1997, the Trust recognized lease revenue of $4,830,964 and $9,590,517, respectively, compared to $5,528,992 and $11,129,692 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was primarily attributable to the Trust's sale of its interest in a vessel to the lessee in December 1996. In the near-term, aggregate rental revenues are expected to increase due to reinvestment of available proceeds in other equipment, including proceeds resulting from the Trust's sale of its interest in the vessel. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements.

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

   Interest income for the three and six months ended June 30, 1997 was $124,987 and $246,138, respectively, compared to $33,028 and $46,849 for the same periods in 1996. Interest income was generated from temporary investment of available cash in short-term money market instruments. Interest income was higher in the six months ended June 30, 1997 than in the same period in 1996 due to interest earned on sale proceeds associated

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

with the vessel discussed above. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

   For the three and six months ended June 30, 1997, the Trust sold equipment having a net book value of $565,428 and $576,874, respectively, to existing lessees and third parties. These sales resulted in a net loss for financial statement purposes, of $85,952 and $90,898, respectively, compared to a net loss of $1,442 and $92,007 on equipment having a net book value of $3,000 and $360,510 for the same periods in 1996.

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

   Depreciation and amortization expense for the three and six months ended June 30, 1997 was $3,070,399 and $6,212,518, respectively, compared to $3,539,297 and
$7,081,212 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Interest expense was $651,951 and $1,306,943 or 13.5% and 13.6% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to $870,658 and $1,763,330 or 15.8% of lease revenue for each of the same periods in 1996. Interest expense in the near-term is expected to increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment, discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

   Management fees were 4.5% of lease revenue for each of the three and six months ended June 30, 1997 compared to 4.4% of lease revenue for each of the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

represented 1.8% and 2.4% of lease revenue during the three and six months ended June 30, 1997 compared to 1.7% and 2.3% of lease revenue during the same periods in 1996. Operating expenses in 1997 include professional service costs incurred in connection with the Solicitation and Registration Statements described in
Note 8 to the accompanying financial statements whereas operating expenses in 1996 included remarketing fees incurred related to the sale of certain equipment. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the six months ended June 30, 1997, operating activities generated net cash inflows of $7,108,240, after reductions for equipment sale proceeds of approximately $1,618,000 received in connection with the sale of the vessel and debt proceeds of $1,980,073 which relate to the leveraging of certain rail equipment in the Trust's portfolio. These sale and debt proceeds were due from EFG at December 31, 1996 and received by the Trust in January 1997. For the six months ended June 30, 1996, the Trust generated net cash inflows from operating activities of $8,271,890. In the near-term, net cash inflows generated from operating activities are expected to increase due to the acquisition of reinvestment equipment as described below. Thereafter, renewal, re-lease and equipment sale activities will cause the Trust's primary-term lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

   Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1997, the Trust realized equipment sale proceeds of $458,976, compared to $268,503 during the same period in 1996 Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust expended $1,239,741 to acquire equipment during the six months ended June 30, 1996, pursuant to the reinvestment provisions of the Trust's prospectus. The reinvestment equipment was financed through a combination of leveraging and sale proceeds.

   The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $2,465,737 in 1996 resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations is expected to

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

increase as a result of anticipated leveraging to be obtained in connection with the acquisition of reinvestment equipment. Thereafter, the amount will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has balloon payment obligations of $282,421 and $1,476,981 at the expiration of the primary lease terms related to the Trust's proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. and certain rail equipment, respectively.

   Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within fifteen days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,885,306. In accordance with the Trust Agreement, the Beneficiaries were allocated 90.75% of these distributions, or $1,710,915; the Special Beneficiary was allocated 8.25%, or $155,538; and the Managing Trustee was allocated 1%, or $18,853.

   For financial reporting purposes, the Managing Trustee and the Special Beneficiary each has accumulated a capital deficit at June 30, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. However, for income tax purposes, the Trust Agreement requires that income be allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement exists with respect to the Special Beneficiary. At December 31, 1996, the Managing Trustee had a negative tax capital account balance.

   At June 30, 1997, the Trust had aggregate future minimum lease payments of $40,682,584 from contractual lease agreements (see Note 3 to the financial statements), of which $27,191,657 will be used to amortize the principal balance of notes payable (see Note 6 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, as well as from lease revenues generated by equipment acquisitions from the Trust's anticipated reinvestment activities. Presently, the Trust expects to acquire approximately $36,000,000 of reinvestment equipment using cash of approximately $9,000,000 and additional indebtedness, which will be amortized from the associated rental streams. However, the extent of the Trust's total future reinvestment activities may exceed this projection as a result of future equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

   Cash distributions paid to the Participants consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Trust's equipment portfolio.

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

    On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 3,142,083 Class B Interests at $5.00 per interest, thereby generating $15,710,415 in aggregate Class B capital contributions. Class A Beneficiaries purchased 1,400 Class B Interests, generating $7,000 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,140,683 Class B Interests, generating $15,703,415 of such aggregate capital contributions.

    As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee intends to use a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee expects to declare and pay this special cash distribution on or before August 31, 1997.

   On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. The Trust will use a portion of the net proceeds realized from the offering of the Class B Interests to purchase the Class A Beneficiary Interests tendered as a result of the offer. The Tender Documents describe, among other things, the terms of the offer and the purchase price per Class A Beneficiary Interest being offered by the Trust.

                             AFG Investment Trust D

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

     Item 1.               Legal Proceedings
                           Response:

                           Refer to Note 7 to the financial statements herein.

     Item 2.               Changes in Securities
                           Response:

                           On July 18, 1997, the Trust issued 3,142,083 Class B Interests at $5.00 per interest, generating $15,710,415 in aggregate Class B capital contributions. Class A Beneficiaries purchased 1,400 Class B Interests, generating $7,000 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,140,683 Class B Interests, generating $15,703,415 of such aggregate capital contributions. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation. (See Note 8 to the accompanying financial statements.)

                           The Trust Agreement grants limited voting rights to the Class A Beneficiaries and Class B Beneficiaries. However, each Class A Beneficiary and Class B Beneficiary is entitled to cast one vote for each Interest owned by him or her. Equis II Corporation has voting control of the Trust through its ownerhsip of its Class B Interests.

                           Future cash distributions with respect to the Class B Interests will be subordinate to certain distributions with respect to the Class A Interests.

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

                                 AFG Investment Trust D


                     By:   AFG ASIT Corporation, a Massachusetts
                           corporation and the Managing Trustee of
                           the Registrant.


                     By:   /s/  Michael J. Butterfield
                           -----------------------------------------
                           Michael J. Butterfield
                           Treasurer of AFG ASIT Corporation
                           (Duly Authorized Officer and
                           Principal Accounting Officer)

                     Date: August 14, 1997


                     By:   /s/  Gary M. Romano
                           -----------------------------------------
                           Gary M. Romano
                           Clerk of AFG ASIT Corporation
                           (Duly Authorized Officer and
                           Principal Financial Officer)

                     Date: August 14, 1997