Form 10-Q
period 1997-09-30
AFG INVESTMENT TRUST D
filed 1997-11-14
CIK 879497

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ----------------------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------
                               --------------------


For Quarter Ended September 30, 1997               Commission File No. 0-25648

                              AFG Investment Trust D
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

Delaware                                                  04-3157232)
----------------------------------                      ---------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                          Identification No.)

88 Broad Street, Boston, MA                                02110
----------------------------------                      ---------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (617) 854-5800
                                                        -----------------------

-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ----    ----


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
Yes     No
   ----   ----

                             AFG Investment Trust D

                                   FORM 10-Q

                                     INDEX

                                                                                    Page
                                                                                   -------

PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Statement of Financial Position
      at September 30, 1997 and December 31, 1996..............................        3

    Statement of Operations
      for the three and nine months ended September 30, 1997 and 1996..........        4

    Statement of Cash Flows
      for the nine months ended September 30, 1997 and 1996....................        5

    Notes to the Financial Statements..........................................     6-10

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................    11-16

PART II. OTHER INFORMATION:

  Items 1-6....................................................................       17


                              AFG Investment Trust D

                          STATEMENT OF FINANCIAL POSITION
                      September 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                                                     September 30,  December 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
ASSETS
Cash and cash equivalents..........................................................  $   8,092,310  $   6,640,347
Restricted cash....................................................................     12,477,493             --
Rents receivable...................................................................      1,779,291      3,347,306
Accounts receivable--affiliate.....................................................        431,079      3,845,655
Equipment at cost, net of accumulated depreciation of $36,191,725 and $29,093,445
  at September 30, 1997 and December 31, 1996......................................     75,995,172     61,357,491
Organization costs, net of accumulated amortization of $4,000 and $3,250 at
  September 30, 1997 and December 31, 1996.........................................          1,000          1,750
                                                                                     -------------  -------------
    Total assets...................................................................  $  98,776,345  $  75,192,549
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND PARTICIPANTS' CAPITAL
Notes payable......................................................................  $  45,991,598  $  32,827,977
Accrued interest...................................................................        313,409        727,187
Accrued liabilities................................................................         23,725         23,250
Accrued liabilities--affiliate.....................................................        174,350        214,247
Deferred rental income.............................................................         50,888        200,836
Cash distributions payable to participants.........................................        480,438        314,216
                                                                                     -------------  -------------
    Total liabilities..............................................................     47,034,408     34,307,713
                                                                                     -------------  -------------
Participants' capital (deficit):
  Managing Trustee.................................................................       (101,470)       (62,865)
  Special Beneficiary..............................................................       (843,497)      (525,884)
  Class A Beneficiary Interests (2,089,030 Interests; initial purchase price
    of $25 each)...................................................................     37,554,700     41,473,585
  Class B Beneficiary Interests (3,142,083 Interests; initial purchase price
    of $5 each)....................................................................     15,132,204             --
                                                                                     -------------  -------------
    Total participants' capital....................................................     51,741,937     40,884,836
                                                                                     -------------  -------------
    Total liabilities and participants' capital....................................  $  98,776,345  $  75,192,549
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                     The accompanying notes are an integral part
                           of these financial statements.

                             AFG Investment Trust D

                             STATEMENT OF OPERATIONS
       for the three and nine months ended September 30, 1997 and 1996

                                   (Unaudited)

                                                                Three Months                 Nine Months
                                                            Ended September 30,          Ended September 30,
                                                         --------------------------  ----------------------------
                                                             1997          1996          1997           1996
                                                         ------------  ------------  -------------  -------------
Income:
  Lease revenue........................................  $  4,821,059  $  5,508,081  $  14,411,576  $  16,637,773
  Interest income......................................       254,187        53,701        500,325        100,550
  Loss on sale of equipment............................      (860,449)           --       (951,347)       (92,007)
                                                         ------------  ------------  -------------  -------------
    Total income.......................................     4,214,797     5,561,782     13,960,554     16,646,316
                                                         ------------  ------------  -------------  -------------
Expenses:
  Depreciation and amortization........................     3,124,338     3,522,837      9,336,856     10,604,049
  Interest expense.....................................       547,250       864,785      1,854,193      2,628,115
  Equipment management fees--affiliate.................       224,727       242,532        660,444        733,004
  Operating expenses--affiliate........................       232,331       182,792        460,518        443,035
                                                         ------------  ------------  -------------  -------------
    Total expenses.....................................     4,128,646     4,812,946     12,312,011     14,408,203
                                                         ------------  ------------  -------------  -------------
Net income.............................................  $     86,151  $    748,836  $   1,648,543  $   2,238,113
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Net income
  per Class A Beneficiary Interest.....................  $         --  $       0.33  $        0.68  $        0.97
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
  per Class B Beneficiary interest.....................  $         --  $         --  $          --  $          --
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Cash distributions declared
  per Class A Beneficiary Interest.....................  $       1.73  $       0.35  $        2.55  $        0.98
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
  per Class B Beneficiary Interest.....................  $       0.13  $         --  $        0.13  $          --
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

                  The accompanying notes are an integral part
                       of these financial statements.

                              AFG Investment Trust D

                              STATEMENT OF CASH FLOWS
                 for the nine months ended September 30, 1997 and 1996

                                   (Unaudited)

                                                                                          1997             1996
                                                                                      -------------    -------------
Cash flows from (used in) operating activities:
Net income..........................................................................  $   1,648,543    $   2,238,113

Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization.....................................................      9,336,856       10,604,049
  Loss on sale of equipment.........................................................        951,347           92,007

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable................................................................      1,568,015        1,006,461
    accounts receivable--affiliate..................................................      3,414,576         (555,726)
  Increase (decrease) in:
    accrued interest................................................................       (399,779)        (141,013)
    accrued liabilities.............................................................            475          (25,101)
    accrued liabilities--affiliate..................................................        (39,897)          17,348
    deferred rental income..........................................................       (149,948)        (147,500)
        Net cash from operating activities..........................................     16,330,188       13,088,638
                                                                                      -------------    -------------
Cash flows from (used in) investing activities:
  Purchase of equipment.............................................................    (30,166,351)      (1,243,539)
  Proceeds from equipment sales.....................................................      2,602,580          268,503
                                                                                      -------------    -------------
        Net cash used in investing activities.......................................    (27,563,771)        (975,036)
                                                                                      -------------    -------------
Cash flows from (used in) financing activities:
  Proceeds from capital contributions...............................................     15,710,415               --
  Payment of offering costs.........................................................       (157,104)              --
  Proceeds from notes payable.......................................................     25,042,248        7,882,204
  Principal payments--notes payable.................................................     (9,253,988)     (11,738,172)
  Distributions paid................................................................     (6,178,531)      (2,175,350)
                                                                                      -------------    -------------
        Net cash from (used in) financing activities................................     25,163,040       (6,031,118)
                                                                                      -------------    -------------
Net increase in cash and cash equivalents and restricted cash.......................     13,929,457        6,082,484
Cash and cash equivalents at beginning of period....................................      6,640,347          669,998
                                                                                      -------------    -------------
Cash and cash equivalents and restricted cash at end of period......................  $  20,569,804    $   6,752,482
                                                                                      -------------    -------------
                                                                                      -------------    -------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..........................................  $   2,253,973     $   2,769,128
                                                                                      -------------     -------------
                                                                                      -------------     -------------

Supplemental disclosure of non-cash investing and financing activities:
  During 1997, the Trust sold equipment to a third party which assumed related debt and interest of $2,624,639 and $13,998, respectively.

                  The accompanying notes are an integral part
                       of these financial statements.

                            AFG Investment Trust D
                        Notes to the Financial Statements

                               September 30, 1997

                                  (Unaudited)


NOTE 1--BASIS OF PRESENTATION

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    At September 30, 1997, the Trust had $20,460,000 invested in reverse repurchase secured by U.S. Treasury Bills or interests in U. S. Government securities. Approximately $7,000,000 of the Trust's cash is expected to be used to acquire reinvestment equipment during the remainder of 1997 and during 1998.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $38,064,686 are due as follows:

     For the year ending September 30, 1998..................   $17,899,835
                                       1999..................     9,480,651
                                       2000..................     5,680,617
                                       2001..................     2,629,531
                                       2002..................     2,334,182
                                 Thereafter..................        39,870
                                                                -----------
                                      Total                     $38,064,686
                                                                -----------
                                                                -----------


    During August 1997, the Trust acquired a 49.4% proportionate ownership interest in a Boeing 767-300 ER aircraft leased by Scandinavian Airlines System (the "SAS Aircraft")--See Note 4 herein. The Trust will receive approximately $4,034,000 of rental revenue during the year ending September 30, 1998 and approximately $1,008,000 in the year ending September 30, 1999. Scandinavian Airlines System has two one year renewal options in place which will commence following the expiration of the primary lease term on December 29, 1998. If the options are exercised, the renewal rental payments will be the lesser of 90% of the primary lease term rents or the then current fair market value rents for such equipment.

                              AFG Investment Trust D
                         Notes to the Financial Statements

                                   (Continued)


NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Trust at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                                                      Remaining
                                                                                      Lease Term           Equipment
Equipment  Type                                                                        (Months)             at Cost
------------------                                                                   -------------       -------------
Aircraft...........................................................................           3-63       $  52,946,296
Vessels............................................................................             60          13,875,360
Railroad...........................................................................             33          10,684,643
Construction & mining..............................................................           6-57           6,205,962
Materials handling.................................................................           3-54           6,124,032
Computers & peripherals............................................................           0-30           6,045,859
Retail store fixtures..............................................................           3-27           4,926,665
Manufacturing......................................................................           8-15           3,849,128
Miscellaneous......................................................................           3-38           3,564,568
Communications.....................................................................            3-5           1,834,800
Tractors & heavy duty trucks.......................................................           0-18             901,053
Research & test....................................................................           0-30             664,901
Furniture & fixtures...............................................................            3-5             271,945
Trailers/intermodal containers.....................................................              9             187,474
Photocopying.......................................................................            0-6              65,711
Motor vehicles.....................................................................             15              38,500
                                                                                                         -------------
                                                                              Total equipment cost         112,186,897

                                                                          Accumulated depreciation         (36,191,725)
                                                                                                         -------------
                                                        Equipment, net of accumulated depreciation       $  75,995,172
                                                                                                         -------------
                                                                                                         -------------

    In August 1997 the Trust acquired proportionate interest in the SAS Aircraft, pursuant to the reinvestment provisions of the Trust Agreement, at a cost of $30,166,351. To acquire the interest in the SAS Aircraft, the Trust obtained leveraging of $25,042,248 from a third-party lender and utilized cash of $5,124,103.

    At September 30, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $45,527,100, representing approximately 41% of total equipment cost.

    At September 30, 1997, the cost and net book value of equipment held for sale or re-lease was approximately $574,000 and $243,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)


NOTE 5--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                                                            1997               1996
                                                                                        ------------       ------------
Reimbursement of offering costs.......................................................  $    157,104            $    --
Equipment acquisition fees............................................................       869,818             36,120
Equipment management fees.............................................................       660,444            733,004
Administrative charges................................................................        56,373             15,750
Reimbursable operating expenses due to third parties..................................       404,145            427,285
                                                                                        ------------       ------------
     Total............................................................................  $  1,990,780       $  1,212,159
                                                                                        ------------       ------------
                                                                                        ------------       ------------

    All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1997, the Trust was owed $431,079 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1997.

NOTE 6--NOTES PAYABLE

    Notes payable at September 30, 1997 consisted of installment notes of $45,991,598 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 13.75%, except for one note which bears a fluctuating interest rate based on LIBOR (5.66% at September 30, 1997) plus a margin. All of the installment notes are non-recourse, and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations at the expiration of the primary lease terms related to the Reno Aircraft, certain rail equipment and the SAS Aircraft of $282,421, $1,476,981 and $22,162,280, respectively. The carrying value of notes payable approximates fair value at September 30, 1997.

The annual maturities of the notes payable are as follows:

     For the year ending September 30, 1998.............        $10,005,245
                                       1999.............         27,342,104
                                       2000.............          4,635,673
                                       2001.............          2,005,594
                                       2002.............          1,709,289
                                 Thereafter.............            293,693
                                                               ------------
                                      Total.............        $45,991,598
                                                               ------------
                                                               ------------

                                AFG Investment Trust D
                           Notes to the Financial Statements

                                    (Continued)


NOTE 7--PROFIT AND LOSS ALLOCATION AND DISTRIBUTION OF DISTRIBUTABLE CASH

    Effective for the third quarter of 1997, the allocation of net income or loss, for financial statement purposes, and distributions of distributable cash are made to each Beneficiary in accordance with the Trust Agreement, as Amended (see Note 9).

NOTE 8--LEGAL PROCEEDINGS

    On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a request for Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Trust has not experienced any material losses as a result of this action.

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

NOTE 9--ISSUANCE OF CLASS B INTERESTS

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

                              AFG Investment Trust D
                         Notes to the Financial Statements

                                   (Continued)


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

    As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution of approximately $1.47 per Class A Beneficiary Interest to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution, aggregating $3,075,818, to the Class A Beneficiaries on August 15, 1997.

NOTE 10--OFFER TO REDEEM CLASS A INTERESTS

    On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $1,606,322 of the net proceeds realized from the offering of the Class B Interests to purchase 153,275 of the Class A Beneficiary Interests tendered as a result of the offer.

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

Three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996:

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

Results of Operations

    For the three and nine months ended September 30, 1997, the Trust recognized lease revenue of $4,821,059 and $14,411,576, respectively, compared to $5,508,081 and $16,637,773 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was attributable principally to primary lease term expirations and the sale of equipment, including the Trust's sale of its interest in a vessel (which generated $258,667 of gross quarterly rents in 1996) to the lessee in December 1996. In the near-term, aggregate rental revenues are expected to increase due to reinvestment of available proceeds in other equipment, including proceeds resulting from the Trust's sale of its interest in the vessel discussed previously and certain rail equipment which the Trust sold during the three months ended September 30, 1997. Over time, the level of lease revenue will decline due to the expiration of the Trust's lease agreements.

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

    Interest income for the three and nine months ended September 30, 1997 was $254,187 and $500,325, respectively, compared to $53,701 and $100,550 for the same periods in 1996. Interest income was generated

                              AFG Investment Trust D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

from temporary investment of available cash in short-term money market instruments. Interest income was higher in the three and nine months ended September 30, 1997 than in the same periods in 1996 due to interest earned on equipment sale proceeds. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and sales proceeds.

    For the three months ended September 30, 1997, the Trust sold equipment having a net book value of $5,615,691 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $860,449. There were no equipment sales for the corresponding period of 1996.

    For the nine months ended September 30, 1997, the Trust sold equipment having a net book value of $6,192,565 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $951,347, compared to a net loss of $92,007 on equipment having a net book value of $360,510 for the same period in 1996.

    The equipment sales during the three and nine months ended September 30, 1997 included certain railroad equipment with an original cost and net book value of $6,513,773 and $5,488,323, respectively, which the Trust sold to a third party in September 1997. In connection with this sale, the Trust realized sale proceeds of $2,000,000 and the purchaser assumed related debt and interest of $2,624,639 and $13,998, respectively, which resulted in a net loss, for financial statement purposes, of $849,685. This equipment was sold prior to the expiration of the related lease term. The Managing Trustee intends to reinvest these sale proceeds in other equipment in 1997 and 1998, pursuant to the reinvestment provisions of the Trust.

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

    Depreciation and amortization expense for the three and nine months ended September 30, 1997 was $3,124,338 and $9,336,856, respectively, compared to $3,522,837 and $10,604,049 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

                              AFG Investment Trust D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

     Interest expense was $547,250 and $1,854,193 or 11.4% and 12.9% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to $864,785 and $2,628,115 or 15.7% and 15.8% of lease revenue for each of the same periods in 1996. Interest expense in the near-term is expected to increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment, discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

    Management fees were 4.7% and 4.6% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 4.4% of lease revenue for each of the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as accounting and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 4.8% and 3.2% of lease revenue during the three and nine months ended September 30, 1997 compared to 3.3% and 2.7% of lease revenue during the same periods in 1996. Operating expenses in 1997 include professional service costs incurred in connection with the Solicitation and Registration Statements described in Note 9 to the accompanying financial statements whereas operating expenses in 1996 included remarketing fees incurred related to the sale of certain equipment. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

    The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the nine months ended September 30, 1997, operating activities generated net cash inflows of $12,732,115, after reductions for equipment sale proceeds of approximately $1,618,000 received in connection with the sale of the vessel and debt proceeds of $1,980,073 which relate to the leveraging of certain rail equipment in the Trust's portfolio. These sale and debt proceeds were due from EFG at December 31, 1996 and received by the Trust in January 1997. For the nine months ended September 30, 1996, the Trust generated net cash inflows from operating activities of $13,088,638. In the near-term, net cash inflows generated from operating activities are expected to increase due to the acquisition of reinvestment equipment as described below. Thereafter, renewal, re-lease and equipment sale activities will cause the Trust's primary-term lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

                              AFG Investment Trust D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $30,166,351 for the SAS Aircraft during the nine months ended September 30, 1997 and $1,243,539 for other equipment during the same period of 1996. The SAS Aircraft was purchased using cash of $5,124,103 and indebtedness of $25,042,248. During the nine months ended September 30, 1997, the Trust realized equipment sale proceeds of $2,602,580, including $2,000,000 of sale proceeds from the rail transaction, compared to $268,503 during the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $25,042,248 and $7,882,204 in 1997 and in 1996, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations is expected to increase as a result of anticipated leveraging to be obtained in connection with the acquisition of reinvestment equipment. Thereafter, the amount of indebtedness will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has balloon payment obligations of $282,421, $1,476,981 and $22,162,280 at the expiration of the primary lease terms related to the Reno Aircraft, certain rail equipment and the SAS Aircraft, respectively.

    For financial reporting purposes, the Managing Trustee and the Special Beneficiary each has accumulated a capital deficit at September 30, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. For income tax purposes, income is allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement exists with respect to the Special Beneficiary. At December 31, 1996, the Managing Trustee had a negative tax capital account balance.

    At September 30, 1997, the Trust had aggregate future minimum lease payments of $38,064,686 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable (see Note 6 to the financial statements) along with the balloon payment obligations discussed above. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, as well as from lease revenues generated by equipment acquisitions from the Trust's anticipated reinvestment activities. Presently, the Trust expects to acquire approximately $28,000,000 of reinvestment equipment using on-hand cash of approximately $7,000,000 and additional indebtedness, which will be amortized from the associated rental streams. However, the extent of the Trust's total future reinvestment activities may exceed this projection as a result of future equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another

                              AFG Investment Trust D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

    On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 3,142,083 Class B Interests at $5.00 per interest, thereby generating $15,710,415 in aggregate Class B capital contributions. Class A Beneficiaries purchased 1,400 Class B Interests, generating $7,000 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,140,683 Class B Interests, generating $15,703,415 of such aggregate capital contributions. The Trust incurred costs in the amount of $157,104 in connection with this offering.

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

    As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution of approximately $1.47 per Class A Beneficiary Interest, aggregating $3,075,818, to Class A Beneficiaries on August 15, 1997.

    On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $1,606,322 of the net proceeds realized from the offering of the Class B Interests to purchase 153,275 of the Class A Beneficiary Interests tendered as a result of the offer on October 10, 1997.

    Cash distributions paid to the Beneficiaries consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Trust's equipment portfolio.

                              AFG Investment Trust D

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances and, during its reinvestment period, to purchase replacement equipment as original equipment is remarketed. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Beneficiary Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Beneficiary Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Beneficiary Interest and expects that the Trust will be able to sustain this distribution rate throughout 1997. For the Class B Beneficiaries, the Managing Trustee established and paid, from the Trust, an annualized distribution of $0.66 per Class B Beneficiary commencing in August 1997. The Managing Trustee also expects to maintain this distribution throughout 1997. Future distributions, with respect to Class B Interests, will be subordinate to certain distributions to Class A Interests.

    The nature of the Trust's principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures. As this occurs, the Trust's cash flows will become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness and the Trust's future working capital and equipment requirements, in establishing future cash distribution rates. Ultimately, the Beneficiaries should expect that cash distribution rates will fluctuate over the long term as a result of future remarketing activities.

    Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within fifteen days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $6,344,753. In accordance with the Trust Agreement, as Amended, the Beneficiaries were allocated 90.75% of these distributions, or $5,757,863 ($5,336,756 to Class A Beneficiaries and $421,107 to Class B Beneficiaries); the Special Beneficiary was allocated 8.25%, or $523,443; and the Managing Trustee was allocated 1%, or $63,447.

                              AFG Investment Trust D

                                   FORM 10-Q

                            PART II. OTHER INFORMATION

Item 1.              Legal Proceedings Response:

                     Refer to Note 8 to the financial statements herein.

Item 2.              Changes in Securities Response:

                     On July 18, 1997, the Trust issued 3,142,083 Class B Interests at $5.00 per interest, generating $15,710,415 in aggregate Class B capital contributions. Class A Beneficiaries purchased 1,400 Class B Interests, generating $7,000 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,140,683 Class B Interests, generating $15,703,415 of such aggregate capital contributions. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation. (See Note 9 to the accompanying financial statements.)

                     The Trust Agreement grants limited voting rights to the Class A Beneficiaries and Class B Beneficiaries. However, each Class A Beneficiary and Class B Beneficiary is entitled to cast one vote for each Interest owned by him or her. Equis II Corporation has voting control of the Trust through its ownership of its Class B Interests.

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

                               AFG Investment Trust D

                   By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                   By:
                             ----------------------------------------------
                             Michael J. Butterfield
                             Treasurer of AFG ASIT Corporation
                             (Duly Authorized Officer and
                             Principal Accounting Officer)


                   Date:
                             -------------------------------------------



                   By:
                             ----------------------------------------------
                             Gary M. Romano
                             Clerk of AFG ASIT Corporation
                             (Duly Authorized Officer and
                             Principal Financial Officer)

                   Date:
                             --------------------------------------------

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

                              AFG Investment Trust D

                   By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                   By:       /s/ Michael J. Butterfield
                             ----------------------------------------------
                             Michael J. Butterfield
                             Treasurer of AFG ASIT Corporation
                             (Duly Authorized Officer and
                             Principal Accounting Officer)


                   Date:     November 14, 1997
                             --------------------------------------------



                   By:       /s/ Gary M. Romano
                             ----------------------------------------------
                             Gary M. Romano
                             Clerk of AFG ASIT Corporation
                             (Duly Authorized Officer and
                             Principal Financial Officer)


                   Date:     November 14, 1997
                             --------------------------------------------