Form 10-Q
period 1998-09-30
AFG INVESTMENT TRUST D
filed 1998-11-17
CIK 879497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                               -------------------------------------------------
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------



For Quarter Ended September 30, 1998                 Commission File No. 0-25648

                             AFG Investment Trust D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             04-3157232
--------------------------------                          -------------------
(State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                          Identification No.)


88 Broad Street, Boston, MA                                       02110
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   -----------------------------

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes      No
                                                     -----   ------

                             AFG Investment Trust D


                                    FORM 10-Q

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I.       FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1998 and December 31, 1997 ..............................................       3

         Statement of Operations
              for the three and nine months ended September 30, 1998 and 1997 ..........................       4

         Statement of Cash Flows
              for the nine months ended September 30, 1998 and 1997 ....................................       5

         Notes to the Financial Statements .............................................................    6-12


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................................................   13-19


PART II. OTHER INFORMATION:

        Items 1 - 6 ....................................................................................      20

                             AFG Investment Trust D

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1998 and December 31, 1997

                                   (Unaudited)


                                                                                 September 30,              December 31,
ASSETS                                                                               1998                       1997
------                                                                        ------------------           ------------
Cash and cash equivalents ..................................................   $       6,156,113    $         4,218,502
Restricted cash ............................................................           5,101,315             10,712,105
Cash held in escrow ........................................................           3,074,209              3,017,318
Rents receivable ...........................................................           1,291,189              2,133,873
Accounts receivable - affiliate ............................................             489,200                508,209
Investment - affiliate .....................................................             712,313                     --
Equipment at cost, net of accumulated depreciation
  of $44,587,747 and $38,811,298 at September 30, 1998
  and December 31, 1997, respectively ......................................          62,963,350             72,711,968
Organization costs, net of accumulated amortization
  of $5,000 and $4,250 at September 30, 1998
  and December 31, 1997, respectively ......................................                  --                    750
                                                                               -----------------    -------------------

         Total assets ......................................................   $      79,787,689    $        93,302,725
                                                                               -----------------    -------------------
                                                                               -----------------    -------------------

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable ..............................................................   $      36,507,192    $        43,102,250
Accrued interest ...........................................................             361,160                492,620
Accrued liabilities ........................................................             153,000                 11,550
Accrued liabilities - affiliate ............................................              95,155                113,323
Deferred rental income .....................................................             155,281                 39,331
Cash distributions payable to participants .................................             417,939                480,436
                                                                               -----------------    -------------------

         Total liabilities .................................................          37,689,727             44,239,510
                                                                               -----------------    -------------------

Participants' capital (deficit):
  Managing Trustee .........................................................              13,743                (45,553)
  Special Beneficiary ......................................................             113,383               (379,308)
  Class A Beneficiary Interests (1,934,755 and 1,935,755 Interests
   at September 30,1988 and December 31, 1997, respectively,
   initial purchase price of $25 each) .....................................          34,610,260             36,477,495
  Class B Beneficiary Interests (3,142,083 Interests;
   initial purchase price of $5 each) ......................................           8,975,898             14,616,903
  Treasury Interests (154,275 and 153,275 Interests at September 30, 1998 and
   December 31, 1997, respectively,
   at Cost) ................................................................          (1,615,322)            (1,606,322)
                                                                               -----------------    -------------------

         Total participants' capital .......................................          42,097,962             49,063,215
                                                                               -----------------    -------------------

         Total liabilities and participants' capital .......................   $      79,787,689    $        93,302,725
                                                                               -----------------    -------------------
                                                                               -----------------    -------------------

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust D

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                         Three Months                                Nine Months
                                                      Ended September 30,                        Ended September 30,
                                                    1998              1997                    1998               1997
                                               --------------   --------------          ---------------    ----------
Income:
     Lease revenue .........................   $   4,902,809     $   4,821,059           $  14,482,399      $  14,411,576

     Interest income .......................         172,028           254,187                 612,151            500,325

     Gain (loss) on sale of equipment ......           9,268          (860,449)               (110,235)          (951,347)
                                               -------------     -------------           -------------      -------------

           Total income ....................       5,084,105         4,214,797              14,984,315         13,960,554
                                               -------------     -------------           -------------      -------------


Expenses:

     Depreciation and amortization .........       2,506,436         3,124,338               8,475,754          9,336,856

     Interest expense ......................         822,351           547,250               2,652,655          1,854,193

     Equipment management fees
       - affiliate .........................         234,149           224,727                 685,949            660,444

     Operating expenses - affiliate ........          87,616           232,331                 388,427            460,518
                                               -------------     -------------           -------------      -------------

           Total expenses ..................       3,650,552         4,128,646              12,202,785         12,312,011
                                               -------------     -------------           -------------      -------------


Net income .................................   $   1,433,553     $      86,151           $   2,781,530      $   1,648,543
                                               -------------     -------------           -------------      -------------
                                               -------------     -------------           -------------      -------------

Net income
  per Class A Beneficiary Interest .........   $        0.07     $          --           $        0.26      $        0.68
                                               -------------     -------------           -------------      -------------
                                               -------------     -------------           -------------      -------------

  per Class B Beneficiary Interest .........   $        0.35     $          --           $        0.43      $          --
                                               -------------     -------------           -------------      -------------
                                               -------------     -------------           -------------      -------------

Cash distributions declared
  per Class A Beneficiary Interest .........   $        0.41     $        1.73           $        1.23      $        2.55
                                               -------------     -------------           -------------      -------------
                                               -------------     -------------           -------------      -------------

  per Class B Beneficiary Interest .........   $        1.89     $        0.13           $        2.22      $        0.13
                                               -------------     -------------           -------------      -------------
                                               -------------     -------------           -------------      -------------


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1998 and 1997

                                   (Unaudited)


                                                                                               1998                    1997
                                                                                        ------------------    ----------------
Cash flows from (used in) operating activities:
Net income .........................................................................    $     2,781,530       $     1,648,543

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization .............................................          8,475,754             9,336,856
         Loss on sale of equipment .................................................            110,235               951,347

Changes in assets and liabilities Decrease (increase) in:
         cash held in escrow .......................................................            (56,891)                   --
         rent receivable ...........................................................            842,684             1,568,015
         accounts receivable - affiliate ...........................................             19,009             3,414,576
     Increase (decrease) in:
         accrued interest ..........................................................           (131,460)             (399,779)
         accrued liabilities .......................................................            141,450                   475
         accrued liabilities - affiliate ...........................................            (18,168)              (39,897)
         deferred rental income ....................................................            115,950              (149,948)
                                                                                        ---------------       ---------------

              Net cash from operating activities ...................................         12,280,093            16,330,188
                                                                                        ---------------       ---------------

Cash flows from (used in) investing activities:
     Purchase of equipment .........................................................           (179,510)          (30,166,351)
     Proceeds from equipment sales .................................................          1,342,889             2,602,580
     Investment - affiliate ........................................................           (712,313)                   --
                                                                                        ---------------       ---------------

              Net cash from (used in) investing activities .........................            451,066           (27,563,771)
                                                                                        ---------------       ---------------

Cash flows from (used in) financing activities:
     Proceeds from capital contributions ...........................................                 --            15,710,415
     Payment of offering costs .....................................................                 --              (157,104)
     Restricted cash ...............................................................          5,610,790                    --
     Purchase of Treasury Interests ................................................             (9,000)                   --
     Proceeds from notes payable ...................................................                 --            25,042,248
     Principal payments - notes payable ............................................         (6,595,058)           (9,253,988)
     Distributions paid ............................................................         (9,800,280)           (6,178,531)
                                                                                        ----------------      ----------------

              Net cash from (used in) financing activities .........................        (10,793,548)           25,163,040
                                                                                        ---------------       ---------------

Net increase in cash and cash equivalents ..........................................          1,937,611            13,929,457

Cash and cash equivalents at beginning of period ...................................          4,218,502             6,640,347
                                                                                        ---------------       ---------------

Cash and cash equivalents at end of period .........................................    $     6,156,113       $    20,569,804
                                                                                        ---------------       ---------------
                                                                                        ---------------       ---------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ......................................    $     2,784,115       $     2,253,973
                                                                                        ---------------       ---------------
                                                                                        ---------------       ---------------


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                        Notes to the Financial Statements
                               September 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and results of operations for the three and nine months ended September 30, 1998 and 1997 have been made and are reflected.


NOTE 2 - CASH
-------------

     At September 30, 1998, the Trust had $10,137,611 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $5,101,315 which is classified as Restricted Cash and represents the remaining net proceeds realized from the offering of the Class B Interests less ( i ) the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests (see Notes 9 and 10) and ( ii ) the portion thereof used to pay a capital distribution to the Class B Beneficiaries (see Note 12). The remainder is expected to be used according to terms negotiated in conjunction with settling the Class Action Lawsuit described in Note 8.


NOTE 3 - REVENUE RECOGNITION
----------------------------

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future non-cancelable rental payments associated with the attendant lease agreements. Future minimum rents of $23,626,696 are due as follows:

           For the year ending September 30, 1999 ...........    $    11,155,958
                                             2000 ...........          6,246,685
                                             2001 ...........          3,263,719
                                             2002 ...........          2,916,983
                                             2003 ...........             43,351
                                                                 ---------------

                                     Total ..................    $    23,626,696
                                                                 ---------------
                                                                 ---------------

                             AFG Investment Trust D

                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - INVESTMENT - AFFILIATE
-------------------------------

     During the three months ended September 30, 1998, the Trust purchased limited partnership units (the "Units") in AFG International Limited Partnership (the "Partnership"), a real estate limited partnership sponsored by Equis Financial Group Limited Partnership ("EFG") that owns two commercial buildings leased to an investment grade educational institution. The Trust purchased 7.25 Units at a cost of $100,000 per unit for an aggregate purchase price of $725,000. As a result of the purchase of the Units, the Trust owns approximately 22.5% of the Partnership. The Trust accounts for its investment in the Partnership under the equity method of accounting. As such, the carrying value of the Trust's investment in the Partnership is increased or decreased by an amount equal to the Trust's share of the Partnership's income or losses, respectively, and decreased for any distributions received from the Partnership.


NOTE 5 - EQUIPMENT
------------------

     The following is a summary of equipment owned by the Trust at September 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                             Remaining
                                                             Lease Term                        Equipment
            Equipment Type                                    (Months)                          at Cost
            --------------                                 ---------------                   -------------
Aircraft                                                           1-51                     $   52,946,296
Vessels                                                              48                         13,875,360
Locomotives                                                          21                         10,684,643
Construction and mining                                            0-45                          6,209,244
Materials handling                                                 0-56                          5,294,425
Retail store fixtures                                              0-15                          4,926,665
Computers and peripherals                                          0-22                          4,890,270
Manufacturing                                                       0-3                          3,849,469
Miscellaneous                                                      3-26                          3,564,191
Tractors & heavy duty trucks                                        0-6                            545,117
Research & test                                                    9-18                            501,012
Trailers/intermodal containers                                        0                            187,461
Motor vehicles                                                        6                             38,499
Photocopying                                                        0-6                             31,913
Communications                                                        0                              6,532
                                                                                            --------------

                                                      Total equipment cost                     107,551,097

                                                  Accumulated depreciation                     (44,587,747)
                                                                                            --------------

                                Equipment, net of accumulated depreciation                  $   62,963,350
                                                                                            --------------
                                                                                            --------------

                             AFG Investment Trust D

                        Notes to the Financial Statements

                                   (Continued)


     At September 30, 1998, the Trust's equipment portfolio included equipment having a proportionate original cost of $43,672,499, representing approximately 41% of total equipment cost.

     At September 30, 1998, the cost and net book value of equipment held for sale or re-lease was approximately $195,000 and $32,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1998 and 1997, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                                            1998                  1997
                                                                      ----------------      ----------------
Reimbursement of offering costs ...................................      $          --         $     157,104
Equipment acquisition fees ........................................              2,556               869,818
Equipment management fees .........................................            685,949               660,444
Administrative charges ............................................             60,138                56,373
Reimbursable operating expenses
     due to third parties .........................................            328,289               404,145
                                                                         -------------         -------------

                                Total .............................      $   1,076,932         $   2,147,884
                                                                         -------------         -------------
                                                                         -------------         -------------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1998, the Trust was owed $489,200 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1998.

     Refer to Note 9 regarding the purchase of Class B Interests by an affiliate, Equis II Corporation and a change in ownership of the Managing Trustee. Refer also to Note 4 regarding the Trust's investment in an affiliate during the three months ended September 30, 1998.


NOTE 7 - NOTES PAYABLE
----------------------

     Notes payable at September 30, 1998 consisted of installment notes of $36,507,192 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.7% and 13.75%, except for one note, which bears a fluctuating interest rate based on LIBOR (5.59% at September 30, 1998) plus a margin. All of the installment notes are non-recourse, and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $22,162,280, $1,476,981 and $282,421 at the expiration of the primary lease terms related to an aircraft leased to Scandinavian Airlines System ("SAS"), certain rail equipment, and its interest in an aircraft leased to Reno Air, Inc., respectively. On November 9, 1998, pursuant to the lease agreement, SAS, gave the Trust notice of its intent to exercise its option to extend the term of the existing lease for a period of two years, effective upon the expiration of the primary lease term. The Managing Trustee is currently negotiating the terms of the extension with SAS and no agreement has been executed to date. As a result of SAS exercising the

                             AFG Investment Trust D

                        Notes to the Financial Statements

                                   (Continued)




renewal lease option, the balloon payment would be postponed until the termination of the two-year extension period and would be equal to the unamortized balance of this indebtedness at such date. The carrying value of notes payable approximates fair value at September 30, 1998.



     The annual maturities of the notes payable are as follows:

           For the year ending September 30, 1999 ...........   $     28,105,864
                                             2000 ...........          4,641,159
                                             2001 ...........          1,751,160
                                             2002 ...........          1,709,289
                                             2003 ...........            299,720
                                                                ----------------

                                            Total ...........   $     36,507,192
                                                                ----------------
                                                                ----------------

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998, which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998. On August 20, 1998, the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement".

     The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement and contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants (see Note 11). The Stipulation of Settlement is subject to change pending a final ruling by the Court that will be preceded by a hearing open to all interested parties. The Court has scheduled a hearing date for December 11, 1998. Currently, it is anticipated that a request for extension will be filed with the Court to permit, among other things, sufficient time to complete certain regulatory review requirements. Class members will be notified of the

                             AFG Investment Trust D

                        Notes to the Financial Statements

                                   (Continued)


final hearing date in advance. To the extent that the Court issues a final order with respect to the Stipulation of Settlement, the complete terms thereof will be communicated to all of the beneficiaries (or partners) of the Nominal Defendants.

     There can be no assurance that the Court will issue a final order approving the Stipulation of Settlement. However, the Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The Managing Trustee and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

     On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG filed an Amended and Supplemental Complaint alleging further default under the MLA and EFG filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The parties have since resumed settlement discussions. The Trust does not anticipate that it will experience any material losses as a result of this action.


NOTE 9 - ISSUANCE OF CLASS B INTERESTS
--------------------------------------

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

                       Notes to the Financial Statements

                                  (Continued)

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

     As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the issuance of the Class B Interests to pay a one-time special cash distribution of approximately $1.47 per Class A Interest to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution, aggregating $3,075,818, to the Class A Beneficiaries on August 15, 1997 (see also Note 12).


NOTE 10 - REDEMPTION OF CLASS A INTERESTS
-----------------------------------------

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


NOTE 11 - SOLICITATION STATEMENT
--------------------------------

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

                       Notes to the Financial Statements

                                  (Continued)

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

     The results of the voting reflect that a majority of Class A Interests voted in favor of each of the proposals. Therefore, the Trust Agreement was amended to (i) broaden the Trust's stated investment policies and objectives and permit the Trust to invest in assets other than leased equipment and (ii) modify the Trust's financing provisions to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures.

     In addition, subject to attaining a settlement in the Class Action Lawsuit described in Note 8 herein, the Trust Agreement will be modified in the following principal respects: (i) the Trust will pay a Special Cash Distribution to the Class A Beneficiaries of record as of September 1, 1997, or to their successors or assigns, totaling $1,572,405 (or approximately $0.75 per Class A Beneficiary Interest) using a portion of the Class B capital contributions that otherwise would be distributed as a Class B Capital Distribution to Equis II Corporation, the parent company of the Managing Trustee and an affiliate of EFG;
(ii) Equis II Corporation will be required to reduce its prospective Class B Capital Distributions by $3,537,910 and treat such amount as a long-term equity investment in the Trust; (iii) certain voting restrictions will be placed upon the Class B Interests owned by Equis II Corporation; (iv) the Trust's reinvestment period, which presently is scheduled to expire on February 6, 1999, will be extended until December 31, 2002; and (v) acquisition fees paid to EFG in connection with reinvestment assets acquired after the Amendment date (meaning reinvestment assets acquired after the present reinvestment period expires on February 6, 1999) will be reduced from a maximum of 3% to 1% and management fees earned in connection with such assets will be reduced from a maximum of 5% to 2%.


NOTE 12 - CLASS B CAPITAL DISTRIBUTION
--------------------------------------

     The Managing Trustee and certain of its affiliates were named as defendants in the Class Action Lawsuit discussed in Note 8 herein. In connection with this litigation and subject to a settlement being effected, the Managing Trustee has agreed to adopt certain modifications to the Trust Agreement as described in the Solicitation Statement referred to in Note 11 herein. One aspect of the proposed settlement would result in using of a portion of Equis II Corporation's Class B Capital Contribution to the Trust to (i) pay a second special cash distribution to Class A Beneficiaries totaling $1,572,405, approximately $.75 per Class A Interest, and (ii) invest $3,537,910 in the Trust's long-term business activities. The remainder of the Class B Capital Contributions (not otherwise used to repurchase Class A Interests in the Tender Offer closed on October 10, 1997 or to pay for offering and related costs associated with the Class B Interests or to pay the first special cash distribution), $5,601,790 in total, was returned to Equis II Corporation and the other third party Class B capital contributors on July 6, 1998.

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report of AFG Investment Trust D ("the Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements, and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") to collect all rents due under the attendant lease agreements and to successfully remarket the Trust's equipment, upon the expiration of such leases.


Year 2000 Issue
---------------

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. Presently, EFG anticipates completing its Year 2000 project by December 31, 1998 at a di minimus cost to the Trust. Aggregate costs for the entire project are anticipated to be less than $50,000, all of which will have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four-digit field to identify calendar year. All of the Trust's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and are expected to require only minor modifications to function properly with respect to dates in the year 2000 and thereafter. Moreover, EFG understands that each of its and the Trust's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems will be Year 2000 compliant by the end of 1998. Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Trust's results of operations, liquidity, or financial position. However, non-compliance on the part of a lessee could, under a worse case scenario, result in lost revenues to the Trust.

     EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Trust's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Trust is not determinable.

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997:

Overview
--------

     As an equipment leasing trust, the Trust was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will fluctuate. Presently, the Trust is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the future business operations of the Trust. See Note 8 to the accompanying financial statements. The Trust's operations commenced in 1993.


Results of Operations
---------------------

     For the three and nine months ended September 30, 1998, the Trust recognized lease revenue of $4,902,809 and $14,482,399, respectively, compared to $4,821,059 and $14,411,576, for the same periods in 1997. In the near-term, aggregate rental revenues are expected to increase due to reinvestment of available proceeds in other equipment. In addition, the level of lease revenue to be recognized by the Trust in the future is expected to be impacted by the Amendment to the Trust Agreement described in Note 9 to the accompanying financial statements; however, the extent of such impact cannot be determined at this time. Over the long term, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements.

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

     Interest income for the three and nine months ended September 30, 1998 was $172,028 and $612,151, respectively, compared to $254,187 and $500,325 for the same periods in 1997. Interest income was generated from temporary investments of available cash in short-term money market instruments. Interest income in 1998 includes interest earned on unexpended proceeds from the issuance of Class B Interests (see below). The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

     For the three and nine months ended September 30, 1998, the Trust sold equipment having a net book value of $1,258,181 and $1,453,124, respectively, to existing lessees and third parties. These sales resulted in a net gain of $9,268 and a net loss of $110,235, respectively, for financial statement purposes, compared to a net loss of $860,449 and $951,347 on equipment having a net book value of $5,615,691 and $6,192,565 for the same periods in 1997.

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

     Depreciation and amortization expense for the three and nine months ended September 30, 1998 was $2,506,436 and $8,475,754, respectively, compared to $3,124,338 and $9,336,856 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $822,351 and $2,652,655 or 16.8% and 18.3% of lease revenue for the three and nine months ended September 30, 1998, respectively, compared to $547,250 and $1,854,193 or 11.4% and 12.9% of lease revenue for each of the same periods in 1997. The increase in interest expense from 1997 to 1998 is the result of indebtedness obtained in connection with reinvestment equipment. Interest expense in the near-term may increase due to the financing of any newly acquired assets. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

     Management fees were 4.8% and 4.7% of lease revenue for the three and nine month periods ended September 30, 1998, respectively, compared to 4.7% and 4.6% of lease revenue for the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $87,616 and $388,427 during the three and nine months ended September 30, 1998, respectively, compared to $232,331 and $460,518 during the same periods in 1997. During the nine months ended September 30, 1998, the Trust accrued or paid $128,000 for certain legal expenses related to the Class Action Lawsuit described in Note 8 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

     The Trust by its nature is a limited life entity, which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the nine months ended September 30, 1998, operating activities generated net cash inflows of $12,280,093 compared to $12,732,115 for the same period in 1997. (The latter has been adjusted to reflect (i) equipment sale proceeds of $1,618,000 received in connection with the sale of a vessel and (ii) debt proceeds of $1,980,073 from leveraging certain rail equipment, both of which amounts were due from EFG at December 31, 1996 and reflected as cash inflows on the accompanying 1997 Statement of Cash Flows.) In the near-term, net cash inflows generated from operating activities are expected to increase due to the acquisition of reinvestment equipment. Subsequently, renewal, re-lease and equipment sale activities will cause the Trust's primary-term lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $179,510 and $30,166,351 to acquire equipment during the nine months ended September 30, 1998 and 1997, respectively, pursuant to the reinvestment provisions of the Trust Agreement. During the nine months ended September 30, 1998, the Trust realized equipment sale proceeds of $1,342,889, compared to $2,602,580 during the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. In addition, the Trust's investment in an affiliated limited partnership is reported under investing activities during the nine months ending September 30, 1998 (see Note 4 to the accompanying financial statements).

         The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations is expected to increase as a result of leveraging to

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

be obtained in connection with the acquisition of reinvestment equipment. Thereafter, the amount of debt repayments will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has balloon payment obligations of $22,162,280, $1,476,981 and $282,421 at the expiration of the primary lease terms related to the Trust's proportionate ownership interest in a Boeing 767-300 ER aircraft lease to Scandinavian Airlines System ("SAS"), certain rail equipment and an MD-87 jet aircraft leased to Reno Air, Inc., respectively. On November 9, 1998, pursuant to the lease agreement, SAS gave the Trust notice of its intent to exercise its option to extend the term of the existing lease for a period of two years, effective upon the expiration of the primary lease term. The Managing Trustee is currently negotiating the terms of the extension with SAS and no agreement has been executed to date. As a result of SAS exercising the renewal lease option, the balloon payment would be postponed until the termination of the two-year extension period and would be equal to the unamortized balance of this indebtedness at such date.

     In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1997, the Managing Trustee had a negative tax capital account balance of $228,373.

     At September 30, 1998, the Trust had aggregate future minimum lease payments of $23,626,696 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $36,507,192 (see Note 7 to the financial statements and discussion above). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, as well as from lease revenues generated by equipment acquisitions from the Trust's reinvestment activities. The Trust expects to acquire additional reinvestment equipment using on-hand cash and additional indebtedness. The extent of the Trust's total future reinvestment activities will be influenced in part by future equipment sales; the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

     On July 18, 1997, the Trust issued 3,142,083 Class B Interests at $5.00 per interest, thereby generating $15,710,415 in aggregate Class B capital contributions. Class A Beneficiaries purchased 1,400 Class B Interests, generating $7,000 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,140,683 Class B Interests, generating $15,703,415 of such aggregate capital contributions. The Trust incurred offering costs in the amount of $157,104 and professional service costs of $159,066 in connection with this offering. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions (see also Note 9 to the accompanying financial statements).

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust. On October 10, 1997, the Trust used $1,606,322 of the net proceeds realized from the issuance of the Class B Interests to purchase 153,275 of the Class A Interests tendered as a result of the offer. On April 28, 1998, the Trust used an additional $9,000 of such proceeds to purchase 1,000 of the remaining Class A Interests. On July 6, 1998, the Trust used $5,601,790 of such proceeds to pay a capital distribution to the Class B Beneficiaries. The remaining net proceeds from the Class B offering of $5,101,315 will be used according to terms negotiated in connection with settling the Class Action Lawsuit described in Note 8 (see also Notes 10, 11 and 12 to the accompanying financial statements).

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

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances and, during its reinvestment period, to purchase replacement equipment as original equipment is remarketed. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Interest (the rate established and paid from the Trust's inception through September
1995) to an annualized rate of $1.26 per Class A Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Interest and has sustained this distribution rate through the nine months ended September 30, 1998. For the Class B Beneficiaries, the Managing Trustee established and paid, from the Trust, an annualized distribution of $0.66 per Class B Beneficiary commencing July 18, 1997. Future distributions, with respect to Class B Interests, will be subordinate to certain distributions with respect to Class A Interests.

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within fifteen days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1998, the Trust declared total cash distributions of Distributable Cash From Operations of $9,737,785. Of the total distributions, the Beneficiaries were allocated $9,355,205 ($2,377,256 to Class A Beneficiaries and $6,977,949 to Class B Beneficiaries); the Special Beneficiary was allocated $341,220; and the Managing Trustee was allocated $41,360.

     The nature of the Trust's principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures. As this occurs, the Trust's cash flows will become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

                             AFG Investment Trust D

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


        Item 1. ..................     Legal Proceedings
                                       Response:

                                       Refer to Note 8 to the financial
                                       statements herein.

        Item 2. ..................     Changes in Securities
                                       Response:  None

        Item 3. ..................     Defaults upon Senior Securities
                                       Response:  None

        Item 4. ..................     Submission of Matters to a Vote of
                                       Security Holders
                                       Response:  None

        Item 5. ..................     Other Information
                                       Response:  None

        Item 6(a). ...............     Exhibits
                                       Response:  None

        Item 6(b). ...............     Reports on Form 8-K
                                       Response:  None

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


                               Date:   November 13, 1998
                                    --------------------------------------------


                               By:      /s/ Gary Romano
                                   ---------------------------------------------
                                        Gary M. Romano
                                        Clerk of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:  November 13, 1998
                                    --------------------------------------------