Form 10-Q
period 1999-03-31
AFG INVESTMENT TRUST D
filed 1999-05-13
CIK 879497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1999
                                 --------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -----------------     -------------------------

                              -----------------

For Quarter Ended March 31, 1999                 Commission File No.  0-25648


                              AFG INVESTMENT TRUST D
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                           04-3157233
----------------------------------------           --------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                     Identification No.)

88 Broad Street, Boston, MA                        02110
----------------------------------------           --------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   --------------------------

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes      No
                                                     -----    -----

                             AFG Investment Trust D

                                    FORM 10-Q

                                      INDEX



                                                                    Page
                                                                    ----

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at March 31, 1999 and December 31, 1998 .................     3

      Statement of Operations
        for the three months ended March 31, 1999 and 1998 ......     4

      Statement of Cash Flows
        for the three months ended March 31, 1999 and 1998 ......     5

      Notes to the Financial Statements .........................  6-10


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............... 11-15


PART II.  OTHER INFORMATION:

    Items 1 - 6 ................................................    16

                             AFG Investment Trust D

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1999 and December 31, 1998

                                   (Unaudited)

                                                                                     March 31,          December 31,
                                                                                       1999                 1998
                                                                                 ------------------   -----------------

ASSETS

Cash and cash equivalents ...............................................        $       8,459,348   $       9,100,016
Restricted cash .........................................................                5,110,315           5,110,315
Rents receivable ........................................................                1,140,305           2,322,608
Accounts receivable - affiliate .........................................                1,080,055             448,039
Loan receivable - Kettle Valley .........................................                   49,396                  --
Investment - affiliate ..................................................                  694,188             699,626
Investment in Kettle Valley .............................................                4,365,372                  --
Equipment at cost, net of accumulated depreciation
   of $42,121,229 and $45,307,297 at March 31, 1999
   and December 31, 1998, respectively ..................................               58,291,474          60,837,372
                                                                                 -----------------   -----------------

         Total assets ...................................................        $      79,190,453   $      78,517,976
                                                                                 -----------------   -----------------
                                                                                 -----------------   -----------------



LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable ..........................................................         $      34,413,429   $      35,030,985
Accrued interest .......................................................                   155,738             332,001
Accrued liabilities ....................................................                   328,100             321,500
Accrued liabilities - affiliate ........................................                    85,697              69,248
Deferred rental income .................................................                   403,142             408,652
Other liabilities ......................................................                 1,488,403                  --
Cash distributions payable to participants .............................                   417,939             417,939
                                                                                 -----------------   -----------------

         Total liabilities .............................................                37,292,448          36,580,325
                                                                                 -----------------   -----------------

Participants' capital (deficit):
   Managing Trustee ....................................................                    12,105              12,140
   Special Beneficiary .................................................                    99,865             100,157
   Class A Beneficiary Interests (1,934,755 Interests;
     initial purchase price of $25 each) ...............................                35,203,404          35,230,782
   Class B Beneficiary Interests (3,142,083  Interests;
     initial purchase price of $5 each) ................................                 8,197,953           8,209,894
   Treasury Interests (154,275 Class A Interests at Cost) ..............                (1,615,322)         (1,615,322)
                                                                                 -----------------   -----------------

         Total participants' capital ...................................                41,898,005          41,937,651
                                                                                 -----------------   -----------------

         Total liabilities and participants' capital ...................         $      79,190,453   $      78,517,976
                                                                                 -----------------   -----------------
                                                                                 -----------------   -----------------

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                                                      1999                    1998
                                                                                ----------------        ----------------
Income:

    Lease revenue .................................................             $     3,895,355         $     4,977,782

    Interest income ...............................................                     152,439                 217,980

    Gain (loss) on sale of equipment ..............................                      93,717                 (41,390)

    Other income ..................................................                     261,116                      --
                                                                                ---------------         ---------------

      Total income ................................................                   4,402,627               5,154,372
                                                                                ---------------         ---------------


Expenses:

    Depreciation and amortization .................................                   2,204,259               3,287,507

    Interest expense ..............................................                     698,796                 932,420

    Equipment management fees
      - affiliate .................................................                     195,932                 234,552

    Operating expenses - affiliate ................................                      89,470                  93,999
                                                                                ---------------         ---------------

      Total expenses ..............................................                   3,188,457               4,548,478
                                                                                ---------------         ---------------


Net income ........................................................             $     1,214,170         $       605,894
                                                                                ---------------         ---------------
                                                                                ---------------         ---------------


Net income
    per Class A Beneficiary Interest ..............................             $         0.40          $            --
                                                                                ---------------         ---------------
                                                                                ---------------         ---------------

    per Class B Beneficiary Interest ..............................             $         0.11          $            --
                                                                                ---------------         ---------------
                                                                                ---------------         ---------------

Cash distributions declared
    per Class A Beneficiary Interest ..............................             $         0.41          $         0.41
                                                                                ---------------         ---------------
                                                                                ---------------         ---------------

    per Class B Beneficiary Interest ..............................             $         0.11          $         0.16
                                                                                ---------------         ---------------
                                                                                ---------------         ---------------

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                                                           1999                  1998
                                                                                     ---------------      ----------------

Cash flows from (used in) operating activities:
Net income ...............................................................           $     1,214,170       $       605,894

Adjustments to reconcile net income to
   net cash from operating activities:
         Depreciation and amortization ...................................                 2,204,259             3,287,507
         (Gain) loss on sale of equipment ................................                   (93,717)               41,390

Changes in assets and liabilities
   Decrease (increase) in:
         cash held in escrow .............................................                        --               (18,638)
         rents receivable ................................................                 1,182,303               349,931
         accounts receivable - affiliate .................................                  (632,016)               89,002
         loan receivable - Kettle Valley .................................                   (49,396)                   --
    Increase (decrease) in:
         accrued interest ................................................                  (176,263)              (60,778)
         accrued liabilities .............................................                     6,600                 9,163
         accrued liabilities - affiliate .................................                    16,449               (28,051)
         deferred rental income ..........................................                    (5,510)              137,785
                                                                                     ---------------       ---------------

            Net cash from operating activities ...........................                 3,666,879             4,413,205
                                                                                     ---------------       ---------------

Cash flows from (used in) investing activities:
    Investment in Kettle Valley ..........................................                (3,064,700)                   --
    Other liabilities ....................................................                 1,488,403                    --
    Investment  - affiliate ..............................................                     5,438                    --
    Purchase of equipment ................................................                        --               (87,748)
    Proceeds from equipment sales ........................................                   435,356                24,240
                                                                                     ---------------       ---------------

            Net cash used in  investing activities .......................                (1,135,503)              (63,508)
                                                                                     ---------------       ---------------

Cash flows used in financing activities:
    Principal payments -  notes payable ..................................                (1,918,228)           (2,279,707)
    Distributions paid ...................................................                (1,253,816)           (1,441,316)
                                                                                     ---------------       ---------------

            Net cash used in financing activities ........................                (3,172,044)           (3,721,023)
                                                                                     ---------------       ---------------

Net (decrease) increase in cash and cash equivalents .....................                  (640,668)              628,674

Cash and cash equivalents at beginning of period .........................                 9,100,016             4,218,502
                                                                                     ---------------       ---------------

Cash and cash equivalents at end of period ...............................           $     8,459,348       $     4,847,176
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest .............................           $       875,059       $       993,198
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------

Supplemental disclosure of non-cash activity: See Note 4 to the financial statements.

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                        Notes to the Financial Statements
                                 March 31, 1999

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1998 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1998 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and results of operations for the three months ended March 31, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1999, the Trust had $10,903,608 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $5,110,315 which is classified as Restricted Cash and represents the net proceeds realized from the offering of the Class B Interests less ( i ) the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests and ( ii ) the portion used to pay a capital distribution to the Class B Beneficiaries. The remainder is expected to be used according to terms negotiated in conjunction with settling the Class Action Lawsuit described in
Note 9.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $23,542,852 are due as follows:


    For the year ending March 31, 2000           $      12,577,775
                                  2001                   6,411,971
                                  2002                   3,184,964
                                  2003                   1,367,272
                                  2004                         870
                                                ------------------

                                  Total          $      23,542,852
                                                ------------------
                                                ------------------


                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)




NOTE 4 - INVESTMENT IN KETTLE VALLEY

     On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' equity investment, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project, which is in the early stages of being marketed to home buyers, is zoned for 1,000 residential units in addition to commercial space that, currently, is being constructed. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

     The Trust's ownership share in EFG/Kettle Development LLC is 49.396% and had a cost of $4,322,150, which was funded with cash of $3,021,478 and a non-recourse note for $1,300,672. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured only by the Trust's stock interests in the SPC. In addition, the seller purchased a residual sharing interest in a Boeing 767-300 owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,488,403, or 49.396% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at March 31, 1999. Investment in Kettle Valley at March 31, 1999 represents actual cost paid by the Trust plus a 1% acquisition fee. See Note 8 for discussion of amendment to the Trust Agreement to permit the investment in assets other than leased equipment.


NOTE 5 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at March 31, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)



                                                               Remaining
                                                              Lease Term                       Equipment
         Equipment Type                                        (Months)                         at Cost
-----------------------------------                          -------------                  --------------
Aircraft                                                           7-45                     $   52,946,296
Vessels                                                              42                         13,875,360
Locomotives                                                          15                         10,684,643
Construction and mining                                            0-39                          5,904,498
Materials handling                                                 0-50                          5,198,011
Manufacturing                                                       0-9                          3,849,469
Miscellaneous                                                      0-20                          3,564,568
Computers and peripherals                                          0-16                          3,255,073
Tractors & heavy duty trucks                                          0                            545,117
Research & test                                                    3-12                            501,012
Motor vehicles                                                        0                             38,499
Photocopying                                                          0                             31,913
Retail store fixtures                                                 9                             11,712
Communications                                                        0                              6,532
                                                                                            --------------

                                                   Total equipment cost                        100,412,703

                                               Accumulated depreciation                        (42,121,229)
                                                                                            --------------

                             Equipment, net of accumulated depreciation                     $   58,291,474
                                                                                            --------------
                                                                                            --------------

     At March 31, 1999, the Trust's equipment portfolio included equipment having a proportionate original cost of $43,058,987, representing approximately 43% of total equipment cost.

     At March 31, 1999, the cost and net book value of equipment held for sale or re-lease was approximately $474,000 and $61,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                              1999                 1998
                                                        ---------------      ----------------
     Equipment acquisition fees                         $            --      $          2,556
     Equipment management fees                                  195,932               234,552
     Administrative charges                                      20,046                20,046
     Reimbursable operating expenses
         due to third parties                                    69,424                73,953
                                                        ---------------      ----------------

                                     Total              $       285,402      $        331,107
                                                        ---------------      ----------------
                                                        ---------------      ----------------

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 1999, the Trust was owed $1,080,055 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 1999.

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)

NOTE 7 - NOTES PAYABLE

     Notes payable at March 31, 1999 consisted of installment notes of $34,413,429 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.92% and 13.75%, except for one note which bears a fluctuating interest rate based on LIBOR (4.94% at March 31, 1999) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments, except for one note which is collateralized by certain stock interests (see Note 4). Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $19,980,682, $1,400,074 and $282,421 at the expiration of the lease terms related to an aircraft leased to SAS, certain rail equipment and its interest in an aircraft leased to Reno Air, Inc., respectively. The carrying amount of notes payable approximates fair value at March 31, 1999.

    The annual maturities of the notes payable are as follows:

    For the year ending March 31,      2000                  $    6,755,586
                                       2001                      24,479,929
                                       2002                       2,153,220
                                       2003                       1,024,694
                                                             --------------

                                      Total                  $   34,413,429
                                                             --------------
                                                             --------------

NOTE 8 - SOLICITATION STATEMENT

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

     The results of the voting reflected that a majority of Class A Interests voted in favor of each of the proposals. Therefore, the Trust Agreement was amended to (i) broaden the Trust's stated investment policies and objectives and permit the Trust to invest in assets other than leased equipment; (ii) modify the Trust's financing provisions to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures; (iii) extend the Trust's reinvestment period, which originally expired on February 6, 1999, until December 31, 2002; (iv) reduce acquisition fees paid to EFG in connection with reinvestment assets acquired after the Amendment date from a maximum of 3% to 1% and management fees earned in connection with such assets from a maximum of 5% to 2%; and (v) institute a management fee of 1% annually of the fair market value (or, if unattainable, the cost) of non-equipment assets.

     In addition, subject to attaining a settlement in the Class Action Lawsuit described in Note 9 herein, the Trust Agreement will be modified in the following principal respects: (i) the Trust will pay a Special Cash Distribution to the Class A Beneficiaries of record as of September 1, 1997, or to their successors or assigns, totaling $1,572,405 (or approximately $0.75 per Class A Beneficiary Interest) using a portion of the Class B capital contributions that otherwise would be distributed as a Class B Capital Distribution to Equis II Corporation, the parent company of the Managing Trustee and an affiliate of EFG;
(ii) Equis II Corporation will be required to reduce its prospective Class B Capital Distributions by $3,537,910 and treat such amount as a long-term equity investment in the Trust and (iii) certain voting restrictions will be placed upon the Class B Interests owned by Equis II Corporation.

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)


NOTE 9 - LEGAL PROCEEDINGS

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and superseded a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998 and was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement."

     On March 15, 1999, counsel for the Plaintiffs and the Defendants entered into an amended Stipulation of Settlement (the "Amended Stipulation") which was filed with the Court on March 15, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999. The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. This revision is expected to expedite the settlement of the Trust's claims by the middle of 1999. The second sub-class, which does not include the Trust, is expected to remain pending for a longer period.

     On April 5, 1999, the Trust mailed a notice to all Class A and Class B Beneficiaries describing, among other things, the Class Action Lawsuit and the proposed settlement terms for the Trust. In addition, the notice advises the Beneficiaries that the Court will conduct a fairness hearing on May 21, 1999 and describes the rights of the Beneficiaries and the procedures they should follow if they wish to object to the settlement.

     Assuming the proposed settlement of the claims of the sub-class that includes the Trust is effected according to present terms, the Trust's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $290,000, all of which was accrued and expensed by the Trust in 1998. There can be no assurance that settlement of the claims of the sub-class that includes the Trust will receive final Court approval and be effected. However, the Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement of the claims of the sub-class that includes the Trust will be achieved. In the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the Managing Trustee nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Trust or the ultimate outcome.

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of AFG Investment Trust D (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 9 to the accompanying financial statements, the collection all rents due under the Trust's lease agreements and remarketing of the Trust's equipment.


YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed substantially all of its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Trust. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Trust's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Trust's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems are Year 2000 compliant.

     Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Trust's results of operations, liquidity, or financial position. The Trust's equipment leases were structured as triple net leases, meaning that the lessees are responsible for, among other things, (i) maintaining and servicing all equipment during the lease term, (ii) ensuring that all equipment functions properly and is returned in good condition, normal wear and tear excepted, and (iii) insuring the assets against casualty and other events of loss. Non-compliance with lease terms on the part of a lessee, including failure to address Year 2000 Issues could result in lost revenues and impairment of residual values of the Trust's equipment assets under a worst-case scenario.

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

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


OVERVIEW

     As an equipment leasing trust, the Trust was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will fluctuate. Presently, the Trust is a Nominal Defendant in a Class Action Lawsuit, the resolution of which remains pending. See Note 9 to the accompanying financial statements. The Trust's operations commenced in 1992 and pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2006.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:

RESULTS OF OPERATIONS

     For the three months ended March 31, 1999, the Trust recognized lease revenue of $3,895,355 compared to $4,977,782 for same period in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by the amendment to the Trust Agreement described in Note 8 to the accompanying financial statements; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three months ended March 31, 1999 was $152,439 compared to $217,980 for the same period in 1998. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1999 and 1998 includes interest earned on proceeds resulting from the issuance of Class B Interests. Future interest income will fluctuate in relation to prevailing interest rates, the collection of lease revenue and the proceeds from equipment sales.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the three months ended March 31, 1999.

     During the three months ended March 31, 1999, the Trust sold equipment having a net book value of $341,639 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $93,717 compared to a net loss of $41,390 on equipment having a net book value of $65,630 during the same period in 1998.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Trust, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


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

     Depreciation and amortization expense was $2,204,259 and $3,287,507 for the three months ended March 31, 1999 and 1998, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $698,796 or 17.9% of lease revenue in 1999 and $932,420 or 18.7% of lease revenue in 1998. Interest expense in the near-term may increase due to the financing of any newly acquired assets. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

     Management fees were 5% and 4.7% of lease revenue during the three months ended March 31, 1999 and 1998, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment assets. See Notes 4 and 8 to the accompanying financial statements.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses were $89,470 and $93,999 during the three months ended March 31, 1999 and 1998, respectively. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,666,879 and $4,413,205 for the three months ended March 31, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


rental activities, such as management fees, and net cash flow from operating activities will also decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1999, the Trust expended $3,064,700 to acquire its investment in Kettle Valley. In connection with the investment, the Trust was paid $1,488,403 for a residual interest in an aircraft in which the Trust owns an interest (see Note 4 for discussion of this transaction). During the three months ended March 31, 1998, the Trust expended $87,748 to acquire equipment. Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1999, the Trust realized net cash proceeds of $435,356 compared to $24,240 for the same period in 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. During 1999, the Trust leveraged $1,300,672 of its investment in Kettle Valley that will be amortized over 34 months (see Note 4). In the near-term, the amount of cash used to repay debt obligations may increase due to the financing of other newly acquired assets. Thereafter, the amount of cash used to repay debt obligations will decline. In addition, the Trust has balloon payment obligations of $19,980,682, $1,400,074 and $282,421 at the expiration of the lease terms related to the SAS Aircraft, certain rail equipment and the Reno Aircraft, respectively.

     In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1998, the Managing Trustee had a negative tax capital account balance of $303,603.

     At March 31, 1999, the Trust was due aggregate future minimum lease payments of $23,542,852 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $34,413,429 (see Note 7 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Class A distributions have been maintained at an annualized rate of $1.64 per Class A Interest since October 1996. Class B distributions were set at an annualized distribution rate of $0.66 per Class B Interest commencing July 18, 1997 and decreased to an annualized distribution rate of $0.44 per Class B Interest in August 1998 following the Class B Capital Distribution paid at that time. Future distributions with respect to Class B Interests will be subordinate to certain distributions with respect to Class A Interests.

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1999, the Trust declared total cash distributions of $1,253,816. Of the total distributions, the Beneficiaries were allocated $1,137,838 ($792,283 for Class A Beneficiaries and $345,555 for Class B Beneficiaries); the Special Beneficiary was allocated $103,440, and the Managing Trustee was allocated $12,538.

     The nature of the Trust's operations and principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures and change as a result of new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities and the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing future cash distribution rates.

                             AFG Investment Trust D

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


        Item 1. .................      Legal Proceedings
                                       Response:

                                       Refer to Note 9 to the financial statements herein.

        Item 2. .................      Changes in Securities
                                       Response:  None

        Item 3. .................      Defaults upon Senior Securities
                                       Response:  None

        Item 4. .................      Submission of Matters to a Vote of Security Holders
                                       Response:  None

        Item 5. .................      Other Information
                                       Response:  None

        Item 6(a). ..............      Exhibits
                                       Response:  None

        Item 6(b). ..............      Reports on Form 8-K
                                       Response:  None


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



                                AFG Investment Trust D

                By:      AFG ASIT Corporation, a Massachusetts
                         corporation and the Managing Trustee of
                         the Registrant.


                By:      /s/ Michael J. Butterfield
                         -----------------------------------------
                         Michael J. Butterfield
                         Treasurer AFG ASIT Corporation
                         (Duly Authorized Officer and
                         Principal Accounting Officer)


                Date:    May 13, 1999
                         -----------------------------------------


                By:      /s/ Gary M. Romano
                         -----------------------------------------
                         Gary M. Romano
                         Clerk of AFG ASIT Corporation
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                Date:    May 13, 1999
                         ------------------------------------------
