Form 10-Q
period 1999-06-30
AFG INVESTMENT TRUST D
filed 1999-08-06
CIK 879497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                               ----------------------

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------   ---------------------------



For Quarter Ended June 30, 1999                    Commission File No.  0-25648


                             AFG Investment Trust D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    04-3157233
----------------------------------------        --------------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                           Identification No.)

88 Broad Street, Boston, MA                                   02110
----------------------------------------        --------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                     --------------------------
-------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----     ------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes      No
                                                     -----   ------

                             AFG Investment Trust D

                                    FORM 10-Q

                                      INDEX




                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1999 and December 31, 1998                                                             3

      Statement of Operations
        for the three and six months ended June 30, 1999 and 1998                                          4

      Statement of Changes in Participants' Capital
        for the six months ended June 30, 1999                                                             5

      Statement of Cash Flows
        for the six months ended June 30, 1999 and 1998                                                    6

      Notes to the Financial Statements                                                                 7-11


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      12-16


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                                           17

                            AFG Investment Trust D

                       STATEMENT OF FINANCIAL POSITION
                      June 30, 1999 and December 31, 1998

                                 (Unaudited)

                                                                                      June 30,           December 31,
                                                                                        1999                 1998
                                                                                 -----------------   -----------------
ASSETS

Cash and cash equivalents                                                        $      11,316,278   $       9,100,016
Restricted cash                                                                          1,572,405           5,110,315
Marketable securities                                                                      141,231                  --
Rents receivable                                                                         2,044,939           2,322,608
Accounts receivable - affiliate                                                            701,143             448,039
Loan receivable - Kettle Valley                                                             49,396                  --
Investment - affiliate                                                                     681,501             699,626
Investment in Kettle Valley                                                              4,365,372                  --
Investment in Kirkwood                                                                   1,818,000                  --
Equipment at cost, net of accumulated depreciation
   of $40,893,591 and $45,307,297 at June 30, 1999
   and December 31, 1998, respectively                                                  55,687,867          60,837,372
                                                                                 -----------------   -----------------
         Total assets                                                            $      78,378,132   $      78,517,976
                                                                                 -----------------   -----------------
                                                                                 -----------------   -----------------
LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                                    $      33,480,685   $      35,030,985
Accrued interest                                                                           392,474             332,001
Accrued liabilities                                                                        300,725             321,500
Accrued liabilities - affiliates                                                           497,493              69,248
Deferred rental income                                                                     101,803             408,652
Other liabilities                                                                        1,488,403                  --
Cash distributions payable to participants                                               1,905,824             417,939
                                                                                 -----------------   -----------------

         Total liabilities                                                              38,167,407          36,580,325
                                                                                 -----------------   -----------------

Participants' capital (deficit):
   Managing Trustee                                                                         10,504              12,140
   Special Beneficiary                                                                      86,659             100,157
   Class A Beneficiary Interests (1,934,755 Interests;
     initial purchase price of $25 each)                                                33,586,989          35,230,782
   Class B Beneficiary Interests (3,142,083 Interests;
     initial purchase price of $5 each)                                                  8,141,895           8,209,894
   Treasury Interests (154,275 Class A Interests at Cost)                               (1,615,322)         (1,615,322)
                                                                                 -----------------   -----------------

         Total participants' capital                                                    40,210,725          41,937,651
                                                                                 -----------------   -----------------
         Total liabilities and participants' capital                             $      78,378,132   $      78,517,976
                                                                                 -----------------   -----------------
                                                                                 -----------------   -----------------

                            AFG Investment Trust D

                            STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                 (Unaudited)

                                                                 Three Months                           Six Months
                                                                Ended June 30,                        Ended June 30,
                                                           1999               1998                1999               1998
                                                      --------------     --------------      --------------     --------------
Income:
    Lease revenue                                     $     3,835,109    $     4,601,808     $     7,730,464    $     9,579,590

    Interest income                                           169,340            222,143             321,779            440,123

    Gain (loss) on sale of equipment                           74,571            (78,113)            168,288           (119,503)

    Other income                                                   --                 --             261,116                 --
                                                      ---------------    ---------------     ---------------    ---------------

         Total income                                       4,079,020          4,745,838           8,481,647          9,900,210
                                                      ---------------    ---------------     ---------------    ---------------


Expenses:

    Depreciation and amortization                           1,936,288          2,681,811           4,140,547          5,969,318

    Interest expense                                          692,381            897,884           1,391,177          1,830,304

    Equipment management fees
      - affiliate                                             199,172            217,248             395,104            451,800

    Operating expenses - affiliate                            209,460            206,812             298,930            300,811
                                                      ---------------    ---------------     ---------------    ---------------

         Total expenses                                     3,037,301          4,003,755           6,225,758          8,552,233
                                                      ---------------    ---------------     ---------------    ---------------

Net income                                            $     1,041,719    $       742,083     $     2,255,889    $     1,347,977
                                                      ---------------    ---------------     ---------------    ---------------
                                                      ---------------    ---------------     ---------------    ---------------
Net income
   per Class A Beneficiary Interest                   $         0.33     $         0.19      $         0.73     $         0.19
                                                      --------------     --------------      --------------     --------------
                                                      --------------     --------------      --------------     --------------
   per Class B Beneficiary Interest                   $         0.09     $         0.08      $         0.20     $         0.08
                                                      --------------     --------------      --------------     --------------
                                                      --------------     --------------      --------------     --------------
Cash distributions declared

   per Class A Beneficiary Interest                   $         1.18     $         0.41      $         1.59     $         0.82
                                                      --------------     --------------      --------------     --------------
                                                      --------------     --------------      --------------     --------------
   per Class B Beneficiary Interest                   $         0.11     $         0.16      $         0.22     $         0.33
                                                      --------------     --------------      --------------     --------------
                                                      --------------     --------------      --------------     --------------


                     The accompanying notes are an integral
                       part of these financial statements.

                              AFG Investment Trust D

                     STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL
                          for the six months ended June 30, 1999

                                    (Unaudited)


                                              Managing          Special
                                               Trustee        Beneficiary           Class A Beneficiaries
                                               Amount           Amount          Interests          Amount
                                           --------------   --------------   --------------    ---------------

Balance at December 31, 1998               $      12,140    $      100,157        1,934,755    $    35,230,782

     Net income                                   23,313           192,334               --          1,420,632

     Unrealized gain on marketable
        securities                                   127             1,048               --              8,026
                                           -------------    --------------   --------------    ---------------

Comprehensive income                              23,440           193,382               --          1,428,658
                                           -------------    --------------   --------------    ---------------

Cash distributions declared                      (25,076)         (206,880)              --         (3,072,451)
                                           -------------    --------------   --------------    ---------------

Balance at June 30, 1999                   $      10,504    $       86,659        1,934,755    $    33,586,989
                                           -------------    --------------   --------------    ---------------
                                           -------------    --------------   --------------    ---------------





                                                 Class B Beneficiaries          Treasury
                                             Interests         Amount           Interests           Total
                                          --------------   ---------------   --------------    ----------

Balance at December 31, 1998                   3,142,083   $     8,209,894   $   (1,615,322)   $    41,937,651

     Net income                                       --           619,610               --          2,255,889

     Unrealized gain on marketable
        securities                                    --             3,501               --             12,702
                                          --------------   ---------------   --------------    ---------------

Comprehensive income                                  --           623,111               --          2,268,591
                                          --------------   ---------------   --------------    ---------------

Cash distributions declared                           --          (691,110)              --         (3,995,517)
                                          --------------   ---------------   --------------    ---------------

Balance at June 30, 1999                       3,142,083   $     8,141,895   $   (1,615,322)   $    40,210,725
                                          --------------   ---------------   --------------    ---------------
                                          --------------   ---------------   --------------    ---------------


                     The accompanying notes are an integral
                       part of these financial statements.

                              AFG Investment Trust D

                             STATEMENT OF CASH FLOWS
                   for the six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                                             1999                  1998
                                                                                        ---------------    ----------------
Cash flows from (used in) operating activities:
Net income                                                                           $     2,255,889       $     1,347,977

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                     4,140,547             5,969,318
         (Gain) loss on sale of equipment                                                   (168,288)              119,503

Changes in assets and liabilities
    Decrease (increase) in:
         Cash held in escrow                                                                      --               (37,601)
         Rents receivable                                                                    277,669              (639,956)
         Accounts receivable - affiliate                                                    (253,104)              (79,046)
         Loan receivable - Kettle Valley                                                     (49,396)                   --
    Increase (decrease) in:
         Accrued interest                                                                     60,473               269,320
         Accrued liabilities                                                                 (20,775)              125,439
         Accrued liabilities - affiliates                                                    428,245              (101,713)
         Deferred rental income                                                             (306,849)              115,735
                                                                                     ---------------       ---------------

            Net cash from operating activities                                             6,364,411             7,088,976
                                                                                     ---------------       ---------------

Cash flows from (used in) investing activities:
    Purchase of marketable securities                                                       (128,529)                   --
    Investment - affiliate                                                                    18,125                    --
    Investment in Kettle Valley                                                           (3,064,700)                   --
    Investment in Kirkwood                                                                (1,818,000)                   --
    Purchase of equipment                                                                         --               (87,748)
    Proceeds from equipment sales                                                          1,177,246                75,440
    Other liabilities                                                                      1,488,403                    --
                                                                                     ---------------       ---------------

            Net cash used in investing activities                                         (2,327,455)              (12,308)
                                                                                     ---------------       ---------------

Cash flows from (used in) financing activities:
    Principal payments - notes payable                                                    (2,850,972)           (3,801,069)
    Distributions paid                                                                    (2,507,632)           (2,882,630)
    Restricted cash                                                                        3,537,910                    --
                                                                                     ---------------       ---------------

            Net cash used in financing activities                                         (1,820,694)           (6,683,699)
                                                                                     ---------------       ---------------

Net increase in cash and cash equivalents                                                  2,216,262               392,969

Cash and cash equivalents at beginning of period                                           9,100,016             4,218,502
                                                                                     ---------------       ---------------

Cash and cash equivalents at end of period                                           $    11,316,278       $     4,611,471
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                         $     1,330,704       $     1,560,984
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------
Supplemental disclosure of non-cash activity:
    See Note 4 to the financial statements.


                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust D
                        Notes to the Financial Statements
                                  June 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six months ended June 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of equity securities which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The Trust recorded an unrealized gain on available-for-sale securities of $12,702 during the six months ended June 30, 1999 that is included as a separate component of participants' capital.

     At June 30, 1999, the Trust had $1,572,405 which is classified as Restricted Cash and represents funds designated to pay a special cash distribution to Class A Beneficiaries in conjunction with the settlement of the Class Action Lawsuit referred to in Notes 9 and 10.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $19,157,819 are due as follows:


         For the year ending June 30,  2000         $      11,344,303
                                       2001                 4,776,502
                                       2002                 2,556,748
                                       2003                   480,266
                                                   ------------------

                                       Total        $      19,157,819
                                                    ------------------
                                                    ------------------

NOTE 4 - INVESTMENT IN KETTLE VALLEY

     On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)

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

     The Trust's ownership share in EFG/Kettle Development LLC is 49.396% and had a cost of $4,322,150, which was funded with cash of $3,021,478 and a non-recourse note for $1,300,672. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured only by the Trust's stock interests in the SPC. In addition, the seller purchased a residual sharing interest in a Boeing 767-300 owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,488,403, or 49.396% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at June 30, 1999. Investment in Kettle Valley at June 30, 1999 represents the actual cost paid by the Trust plus a 1% acquisition fee.


NOTE 5 - INVESTMENT IN KIRKWOOD

     On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holders. KAI owns a ski resort, a local public utility, and significant land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Trust's ownership interest in EFG/Kirkwood had a cost of $1,818,000, including a 1% acquisition fee ($18,000) paid to EFG. At June 30, 1999, the Trust owed $300,000 to an affiliate related to this transaction which is included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at June 30, 1999. This amount was paid in July 1999.


NOTE 6 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)

                                                               Remaining
                                                              Lease Term                       Equipment
         Equipment Type                                        (Months)                         At Cost
-----------------------------------                          -------------                  --------------
Aircraft                                                           4-42                     $   52,946,296
Vessels                                                              39                         13,875,360
Locomotives                                                          12                         10,684,643
Construction and mining                                            0-36                          5,031,009
Materials handling                                                 0-47                          4,605,027
Manufacturing                                                       0-6                          3,849,469
Miscellaneous                                                      0-17                          3,564,568
Computers and peripherals                                          0-13                            890,301
Tractors & heavy duty trucks                                          0                            545,117
Research & test                                                     0-9                            501,012
Motor vehicles                                                        0                             38,499
Photocopying                                                          0                             31,913
Retail store fixtures                                                 6                             11,712
Communications                                                        0                              6,532
                                                                                            --------------
                                                   Total equipment cost                         96,581,458

                                               Accumulated depreciation                        (40,893,591)
                                                                                            --------------
                               Equipment, net of accumulated depreciation                   $   55,687,867
                                                                                            --------------
                                                                                            --------------


     The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. At June 30, 1999, the Trust's equipment portfolio included equipment having a proportionate original cost of $43,058,987, representing approximately 45% of total equipment cost.

     At June 30, 1999, the cost and net book value of equipment held for sale or re-lease was approximately $387,000 and $19,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 7 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                              1999                 1998
                                                        ---------------      ---------------
     Equipment acquisition fees                         $        19,285      $         2,556
     Equipment management fees                                  395,104              451,800
     Administrative charges                                      97,066               40,092
     Reimbursable operating expenses
         due to third parties                                   201,864              260,719
                                                        ---------------      ---------------

                                     Total              $       713,319      $       755,167
                                                        ---------------      ---------------
                                                        ---------------      ---------------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust.

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                  (Continued)

At June 30, 1999, the Trust was owed $701,143 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1999.

     Administrative charges represent amounts owed to EFG, pursuant to
Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Administrative charges and reimburseable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $38,000 and $28,000, respectively.

NOTE 8 - NOTES PAYABLE

     Notes payable at June 30, 1999 consisted of installment notes of $33,480,685 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.92% and 13.75%, except for one note which bears a fluctuating interest rate based on LIBOR (4.99% at June 30, 1999) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments, except for one note which is collateralized by certain stock interests (see Note 4). Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $19,980,682, $1,400,074 and $282,421 at the expiration of the lease terms related to an aircraft leased to SAS, certain rail equipment and its interest in an aircraft leased to Reno Air, Inc., respectively. The carrying amount of notes payable approximates fair value at June 30, 1999.

    The annual maturities of notes payable are as follows:

      For the year ending June 30,     2000                  $    6,342,770
                                       2001                      24,430,355
                                       2002                       2,071,822
                                       2003                         635,738
                                                             --------------

                                      Total                  $   33,480,685
                                                             --------------
                                                             --------------



NOTE 9 - LEGAL PROCEEDINGS

     On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Trust (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the Managing Trustee, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit." The Class Action Lawsuit was divided into two sub-classes on March 22, 1999.

      On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that includes the Trust. Claims involving the second sub-class, not including the Trust, remain pending. As a result of the settlement, the Trust declared a special cash distribution of $1,572,405, including legal fees for Plaintiffs' counsel of $84,520, that was paid in July 1999. In addition, the parent company of the Managing Trustee, Equis II Corporation, agreed to commit $3,537,910 of its Class B Capital Contributions (paid in connection with its purchase of Class B Interests in July 1997) to the Trust for the Trust's investment purposes. In the absence of this commitment, Equis II Corporation would have been entitled to receive a Class B Capital Distribution for this amount pursuant to the Trust Agreement, as amended. The Trust's share of legal fees and expenses related to the Class Action Lawsuit,

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                  (Continued)

including the fees for Plaintiff's counsel referenced above, is estimated to be approximately $290,000, all of which was accrued and expensed by the Trust in 1998.


NOTE 10 - SUBSEQUENT EVENT

      In July 1999, the Trust distributed $1,572,405, including legal fees of $84,520 paid to Plaintiffs' counsel, as a special cash distribution in connection with the settlement of the Class Action Lawsuit described in Note 9 above.

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     AFG Investment Trust D (the "Trust") commenced operations in 1992 and, pursuant to its Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2006. The Trust was a Nominal Defendant in a Class Action Lawsuit that was settled, with respect to the Trust and certain affiliates, in May 1999. See Note 9 to the accompanying financial statements.

        Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, and future economic conditions.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four digit field to identify calendar year. All of the Trust's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Trust's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems are Year 2000 compliant.

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

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Trust recognized lease revenue of $3,835,109 and $7,730,464, respectively, compared to $4,601,808 and $9,579,590 for same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three and six months ended June 30, 1999 was $169,340 and $321,779, respectively, compared to $222,143 and $440,123 for the same periods in 1998. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1999 and 1998 includes interest earned on proceeds resulting from the issuance of Class B Interests. The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the six months ended June 30, 1999.

     During the three and six months ended June 30, 1999, the Trust sold equipment having a net book value of $667,319 and $1,008,958 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $74,571 and $168,288, respectively.

     During the three and six months ended June 30, 1998, the Trust sold equipment having a net book value of $129,313 and $194,943 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $78,113 and $119,503, respectively.

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

     The total economic value realized for each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

     Depreciation and amortization expense for the three and six months ended June 30, 1999 was $1,936,288 and $4,140,547, respectively, compared to $2,681,811 and $5,969,318 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $692,381 and $1,391,177 or 18.1% and 18% of lease revenue for the three and six months ended June 30, 1999, respectively, compared to $897,884 and $1,830,304 or 19.5% and 19.1% of lease revenue for each of the same periods in 1998. Interest expense in future periods is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness. However, to the extent that reinvestment assets are acquired using financing, future interest expense could increase.

     Management fees were $199,172 and $395,104 for the three and six months ended June 30, 1999, respectively, compared to $217,248 and $451,800 for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $209,460 and $298,930 during the three and six months ended June 30, 1999 compared to $206,812 and $300,811 during the same periods in 1998. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $6,364,411 and $7,088,976 for the six months ended June 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Trust experiences a higher frequency of remarketing events.

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

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1999, the Trust expended $3,064,700 to acquire its investment in Kettle Valley. In connection with the investment, the Trust was paid $1,488,403 for a residual interest in an aircraft in which the Trust owns an interest (see Note 4 for discussion of this transaction). Also during the six months ended June 30, 1999, the Trust expended $1,818,000 to acquire its investment in Kirkwood (see Note 5 for discussion of this transaction). The Trust expended $87,748 to acquire equipment during the six months ended June 30, 1998 and, during the six months ended June 30, 1999, the Trust realized net cash proceeds from asset disposals of $1,177,246 compared to $75,440 for the same period in 1998. Future inflows of cash from asset disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     At June 30, 1999, the Trust was due aggregate future minimum lease payments of $19,157,819 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $33,480,685 (see Note 8 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1999, the Trust declared total cash distributions of $3,995,517, including the special distribution described below. Of the total distributions, the Beneficiaries were allocated $3,763,561 ($3,072,451 to Class A Beneficiaries and $691,110 to Class B Beneficiaries); the Special Beneficiary was allocated $206,880, and the Managing Trustee was allocated $25,076.

     In July 1999, the Trust distributed $1,572,405, including legal fees of $84,520 paid to Plaintiffs' counsel, as a special cash distribution in connection with the settlement of the Class Action Lawsuit described in Note 9 to the financial statements.

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

     In the future, the nature of the Trust's operations and principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures and change as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities and the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing future cash distribution rates.

     During the past year, the Managing Trustee has evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions have involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it is considering returning a portion of the Trust's capital to the Trust Beneficiaries in the event that suitable reinvestment transactions are not identified.

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


               Date:    August 6, 1999
                        ----------------------------------------------


               By:      /s/  Gary M. Romano
                        ----------------------------------------------
                        Gary M. Romano
                        Clerk of AFG ASIT Corporation
                        (Duly Authorized Officer and
                        Principal Financial Officer)


               Date:    August 6, 1999
                        ----------------------------------------------