Form 10-Q
period 1999-09-30
AFG INVESTMENT TRUST D
filed 1999-11-04
CIK 879497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                              -------------------------------------------------

                                        OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------


                                   --------------

For Quarter Ended September 30, 1999              Commission File No.  0-25648


                             AFG Investment Trust D
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                       04-3157233
-------------------------------                         -----------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

88 Broad Street, Boston, MA                                        02110
----------------------------------------                        ---------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  -----------------------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes     No
                                                     ---    ---

                             AFG Investment Trust D

                                    FORM 10-Q

                                      INDEX




                                                                                  Page


PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at September 30, 1999 and December 31, 1998                                   3

      Statement of Operations
        for the three and nine months ended September 30, 1999 and 1998               4

      Statement of Changes in Participants' Capital
        for the nine months ended September 30, 1999                                  5

      Statement of Cash Flows
        for the nine months ended September 30, 1999 and 1998                         6

      Notes to the Financial Statements                                            7-11


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 12-16


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                      17


                             AFG Investment Trust D

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                            September 30,   December 31,
                                                                 1999           1998
                                                            -------------   ------------
ASSETS

Cash and cash equivalents                                   $ 11,312,017    $  9,100,016
Restricted cash                                                     --         5,110,315
Marketable securities                                            156,616            --
Rents receivable                                                 771,826       2,322,608
Accounts receivable - affiliate                                  617,683         448,039
Loan receivable - Kettle Valley                                   49,396            --
Investment - affiliate                                           668,813         699,626
Investment in Kettle Valley                                    4,365,372            --
Investment in Kirkwood                                         1,818,000            --
Equipment at cost, net of accumulated depreciation
   of $39,839,389 and $45,307,297 at September 30, 1999
   and December 31, 1998, respectively                        53,809,602      60,837,372
                                                             -----------     -----------

         Total assets                                       $ 73,569,325    $ 78,517,976
                                                             -----------     -----------
                                                             -----------     -----------




LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                               $ 31,173,615    $ 35,030,985
Accrued interest                                                 236,779         332,001
Accrued liabilities                                               30,000         321,500
Accrued liabilities - affiliates                                  80,274          69,248
Deferred rental income                                           112,428         408,652
Other liabilities                                              1,488,403            --
Cash distributions payable to participants                       417,939         417,939
                                                             -----------     -----------

         Total liabilities                                    33,539,438      36,580,325
                                                             -----------     -----------

Participants' capital (deficit):
   Managing Trustee                                               10,542          12,140
   Special Beneficiary                                            86,968         100,157
   Class A Beneficiary Interests (1,934,755 Interests;
     initial purchase price of $25 each)                      33,460,829      35,230,782
   Class B Beneficiary Interests (3,142,083 Interests;
     initial purchase price of $5 each)                        8,086,870       8,209,894
   Treasury Interests (154,275 Class A Interests at Cost)     (1,615,322)     (1,615,322)
                                                             -----------     -----------

         Total participants' capital                          40,029,887      41,937,651
                                                             -----------     -----------

         Total liabilities and participants' capital        $ 73,569,325    $ 78,517,976
                                                             -----------     -----------
                                                             -----------     -----------

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust D

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)



                                                   Three Months                             Nine Months
                                               Ended September 30,                     Ended September 30,
                                              1999               1998                1999                 1998
                                              ----               ----                ----                 ----

Income:

    Lease revenue                           $ 3,538,502        $ 4,902,809        $ 11,268,966       $ 14,482,399

    Interest income                             161,744            172,028             483,523            612,151

    Gain (loss) on sale of equipment            224,486              9,268             392,774           (110,235)

    Other income                                     --                 --             261,116                 --
                                             ----------         ----------         -----------        -----------
         Total income                         3,924,732          5,084,105          12,406,379         14,984,315
                                             ----------         ----------         -----------        -----------


Expenses:

    Depreciation and amortization             1,738,932          2,506,436           5,879,479          8,475,754

    Interest expense                            631,869            822,351           2,023,046          2,652,655

    Equipment management fees - affiliates      185,848            234,149             580,952            685,949

    Operating expenses - affiliate              310,490             87,616             609,420            388,427
                                             ----------         ----------         -----------        -----------

         Total expenses                       2,867,139          3,650,552           9,092,897         12,202,785
                                             ----------         ----------         -----------        -----------


Net income                                  $ 1,057,593        $ 1,433,553        $  3,313,482       $  2,781,530
                                             ----------         ----------         -----------        -----------
                                             ----------         ----------         -----------        -----------


Net income
   per Class A Beneficiary Interest         $     0.34         $     0.07         $      1.07        $      0.26
                                             ----------         ----------         -----------        -----------
                                             ----------         ----------         -----------        -----------


   per Class B Beneficiary Interest         $     0.09         $     0.35         $      0.29        $      0.43
                                             ----------         ----------         -----------        -----------
                                             ----------         ----------         -----------        -----------

Cash distributions declared
   per Class A Beneficiary Interest         $     0.41         $     0.41         $      2.00        $      1.23
                                             ----------         ----------         -----------        -----------
                                             ----------         ----------         -----------        -----------

   per Class B Beneficiary Interest         $     0.11         $     1.89         $      0.33        $      2.22
                                             ----------         ----------         -----------        -----------
                                             ----------         ----------         -----------        -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                 STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL
                  for the nine months ended September 30, 1999

                                   (Unaudited)


                                   Managing    Special     Class A Beneficiaries  Class B Beneficiaries
                                   Trustee   Beneficiary   ---------------------  ----------------------   Treasury
                                    Amount     Amount      Interests     Amount   Interests      Amount    Interests      Total
                                    ------     ------      ---------   ---------  ---------    ---------   ----------     -----


Balance at December 31, 1998        $ 12,140  $  100,157   1,934,755  $35,230,782  3,142,083  $ 8,209,894  $(1,615,322) $41,937,651

     Net income                       35,735     294,814          --    2,077,033         --      905,900           --    3,313,482

     Unrealized gain on marketable
        securities                       281       2,317          --       17,748         --        7,741           --       28,087
                                    ---------  ----------  ---------   ----------- ---------   -----------  -----------  ----------

Comprehensive income                  36,016     297,131          --    2,094,781         --  $   913,641           --    3,341,569
                                    ---------  ----------  ---------   ----------- ---------   -----------  -----------  ----------

Cash distributions declared          (37,614)   (310,320)         --   (3,864,734)        --   (1,036,665)          --   (5,249,333)
                                    ---------  ----------  ---------   ----------- ---------   -----------  -----------  ----------


Balance at September 30, 1999       $ 10,542  $   86,968   1,934,755  $33,460,829  3,142,083  $ 8,086,870  $(1,615,322) $40,029,887
                                    ---------  ----------  ---------   ----------- ---------   -----------  -----------  ----------
                                    ---------  ----------  ---------   ----------- ---------   -----------  -----------  ----------




                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust D

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                                  1999           1998
                                                                                  ----           ----
Cash flows from (used in) operating activities:
Net income                                                                   $  3,313,482    $  2,781,530

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                          5,879,479       8,475,754
         (Gain) loss on sale of equipment                                        (392,774)        110,235

Changes in assets and liabilities Decrease (increase) in:
         Cash held in escrow                                                         --           (56,891)
         Rents receivable                                                       1,550,782         842,684
         Accounts receivable - affiliate                                         (169,644)         19,009
         Loan receivable - Kettle Valley                                          (49,396)           --
    Increase (decrease) in:
         Accrued interest                                                         (95,222)       (131,460)
         Accrued liabilities                                                     (291,500)        141,450
         Accrued liabilities - affiliates                                          11,026         (18,168)
         Deferred rental income                                                  (296,224)        115,950
                                                                              ------------    ------------

            Net cash from operating activities                                  9,460,009      12,280,093
                                                                              ------------    ------------

Cash flows from (used in) investing activities:
    Purchase of marketable securities                                            (128,529)           --
    Investment - affiliate                                                         30,813        (712,313)
    Investment in Kettle Valley                                                (3,064,700)           --
    Investment in Kirkwood                                                     (1,818,000)           --
    Purchase of equipment                                                            --          (179,510)
    Proceeds from equipment sales                                               1,541,065       1,342,889
    Other liabilities                                                           1,488,403            --
                                                                              ------------    ------------

            Net cash from (used in) investing activities                       (1,950,948)        451,066
                                                                              ------------    ------------

Cash flows from (used in) financing activities:
    Principal payments - notes payable                                         (5,158,042)     (6,595,058)
    Distributions paid                                                         (5,249,333)     (9,800,280)
    Restricted cash                                                             5,110,315       5,610,790
    Purchase of treasury interests                                                   --            (9,000)
                                                                              ------------    ------------

            Net cash used in financing activities                              (5,297,060)    (10,793,548)
                                                                              ------------    ------------

Net increase in cash and cash equivalents                                       2,212,001       1,937,611

Cash and cash equivalents at beginning of period                                9,100,016       4,218,502
                                                                              ------------    ------------

Cash and cash equivalents at end of period                                   $ 11,312,017    $  6,156,113
                                                                              ------------    ------------
                                                                              ------------    ------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $  2,118,268    $  2,784,115
                                                                              ------------    ------------
                                                                              ------------    ------------



Supplemental disclosure of non-cash activity: See Note 4 to the financial statements.


                  The accompanying notes are an integral part
                         of these financial statements

                             AFG Investment Trust D

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine months ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of equity securities which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The Trust recorded an unrealized gain on available-for-sale securities of $28,087 during the nine months ended September 30, 1999 that is included as a separate component of participants' capital.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $17,710,495 are due as follows:


         For the year ending September 30, 2000               $ 9,805,262
                                           2001                 4,377,986
                                           2002                 3,483,896
                                           2003                    43,351
                                                              -----------

                                           Total              $17,710,495
                                                              -----------
                                                              -----------


NOTE 4 - INVESTMENT IN KETTLE VALLEY

     On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' equity investment, purchased the Interest from a special purpose

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                   (Continued)


company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project, which is in the early stages of being marketed to homebuyers, is zoned for 1,000 residential units in addition to commercial space that, currently, is being constructed. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

     The Trust's ownership share in EFG/Kettle Development LLC is 49.396% and had a cost of $4,322,150, which was funded with cash of $3,021,478 and a non-recourse note for $1,300,672. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured only by the Trust's stock interests in the SPC. In addition, the seller purchased a residual sharing interest in a Boeing 767-300 owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,488,403, or 49.396% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at September 30, 1999. Investment in Kettle Valley at September 30, 1999 represents the actual cost paid by the Trust plus a 1% acquisition fee.


NOTE 5 - INVESTMENT IN KIRKWOOD

     On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holders. KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Trust's ownership interest in EFG/Kirkwood had a cost of $1,818,000, including a 1% acquisition fee ($18,000) paid to EFG.


NOTE 6 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                             AFG Investment Trust D
                        Notes to the Financial Statements

                                  (Continued)


                                                               Remaining
                                                              Lease Term                       Equipment
         Equipment Type                                        (Months)                         at Cost
----------------------------                                 -------------                  --------------
Aircraft                                                           1-39                     $   52,946,296
Vessels                                                              36                         13,875,360
Locomotives                                                           9                         10,684,643
Construction and mining                                            0-33                          4,734,756
Materials handling                                                 0-44                          4,605,045
Manufacturing                                                       0-3                          3,537,759
Miscellaneous                                                      0-14                          1,953,583
Tractors & heavy duty trucks                                          0                            545,117
Computers and peripherals                                          0-10                            370,940
Research & test                                                       6                            338,749
Motor vehicles                                                        0                             38,499
Retail store fixtures                                                 3                             11,712
Communications                                                        0                              6,532
                                                                                            --------------

                                                   Total equipment cost                         93,648,991

                                               Accumulated depreciation                        (39,839,389)
                                                                                            --------------

                             Equipment, net of accumulated depreciation                     $   53,809,602
                                                                                            --------------
                                                                                            --------------


     The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. At September 30, 1999, the Trust's equipment portfolio included equipment having a proportionate original cost of $43,057,634, representing approximately 46% of total equipment cost.

     The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of $746,763. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 7 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                           1999            1998
                                                      ----------      ----------

Equipment acquisition fees                            $   19,285      $    2,556
Equipment management fees                                580,952         685,949
Administrative charges                                   133,522          60,138
Reimbursable operating expenses
    due to third parties                                 475,898         328,289
                                                      ----------      ----------

                                Total                 $1,209,657      $1,076,932
                                                      ----------      ----------
                                                      ----------      ----------


                             AFG Investment Trust D
                        Notes to the Financial Statements

                                  (Continued)


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1999, the Trust was owed $617,683 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $38,000 and $28,000, respectively.


NOTE 8 - NOTES PAYABLE

     Notes payable at September 30, 1999 consisted of installment notes of $31,173,615 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.92% and 13.75%, except for one note which bears a fluctuating interest rate based on LIBOR (5.38% at September 30, 1999) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments, except for one note which is collateralized by certain stock interests (see Note 4). Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $19,980,682, $1,400,074 and $282,421 at the expiration of lease terms related to an aircraft leased to SAS, certain rail equipment and its interest in an aircraft leased to Reno Air, Inc., respectively. The carrying amount of notes payable approximates fair value at September 30, 1999.

    The annual maturities of notes payable are as follows:


    For the year ending September 30,  2000              $    6,729,080
                                       2001                  22,311,328
                                       2002                   1,840,251
                                       2003                     292,956
                                                         --------------

                                       Total             $   31,173,615
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

      On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that includes the Trust. Claims involving the second sub-class, not including the Trust, remain pending. As a result of the settlement, the Trust declared a special cash distribution of $1,572,405, including legal fees for Plaintiffs' counsel of $84,520, that was paid in July 1999. In addition, the parent company of the Managing Trustee, Equis II Corporation, agreed to commit $3,537,910 of its Class B Capital Contributions (paid in connection with its purchase of Class B Interests in July 1997) to the Trust for the Trust's investment purposes. In the absence of this commitment, Equis II Corporation would have been entitled to receive a Class B Capital Distribution for this amount pursuant to the

Trust Agreement, as amended. The Trust's share of legal fees and expenses related to the Class Action Lawsuit, including the fees for Plaintiff's counsel referenced above, was estimated to be approximately $290,000, all of which was accrued and expensed by the Trust in 1998.


NOTE 10 - SUBSEQUENT EVENT

     In October 1999, the Trust sold its 50% interest in a Boeing 747 aircraft formerly leased to British Airways PLC that had been fully depreciated. The Trust received sale proceeds of $1,000,000.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Trust. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

Results of Operations

     For the three and nine months ended September 30, 1999, the Trust recognized lease revenue of $3,538,502 and $11,268,966, respectively, compared to $4,902,809 and $14,482,399 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three and nine months ended September 30, 1999 was $161,744 and $483,523, respectively, compared to $172,028 and $612,151 for the same periods in 1998. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1999 and 1998 includes interest earned on proceeds resulting from the issuance of Class B Interests. The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 1999.

     During the three and nine months ended September 30, 1999, the Trust sold equipment having a net book value of $139,333 and $1,148,291 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $224,486 and $392,774, respectively.

     During the three and nine months ended September 30, 1998, the Trust sold equipment having a net book value of $1,258,181 and $1,453,124 to existing lessees and third parties. These sales resulted in a net gain of $9,268 and a net loss of $110,235, respectively, for financial statement purposes.

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

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

     Depreciation and amortization expense for the three and nine months ended September 30, 1999 was $1,738,932 and $5,879,479, respectively, compared to $2,506,436 and $8,475,754 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $631,869 and $2,023,046 or 17.9% and 18% of lease revenue for the three and nine months ended September 30, 1999, respectively, compared to $822,351 and $2,652,655 or 16.8% and 18.3% of lease revenue for each of the same periods in 1998. Management fees were $185,848 and $580,952 for the three and nine months ended September 30, 1999, respectively, compared to $234,149 and $685,949 for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $310,490 and $609,420 during the three and nine months ended September 30, 1999 compared to $87,616 and $388,427 during the same periods in 1998. Operating expenses were higher in 1999 principally as a result of legal fees incurred of approximately $229,000 related to the Trust's investment in Kettle Valley and Kirkwood. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $9,460,009 and $12,280,093 for the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Trust experiences a higher frequency of remarketing events.

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

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999, the Trust expended $3,064,700 to acquire its investment in Kettle Valley. In connection with the investment, the Trust was paid $1,488,403 for a residual interest in an aircraft in which the Trust owns an interest (see Note 4). Also during the nine months ended September 30, 1999, the Trust expended $1,818,000 to acquire its investment in Kirkwood (see Note 5). The Trust expended $179,510 to acquire equipment during the nine months ended September 30, 1998 and, during the nine months ended September 30, 1999, the Trust realized net cash proceeds from asset disposals of $1,541,065 compared to $1,342,889 for the same period in 1998. Future inflows of cash from asset disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. During 1999, the Trust leveraged $1,300,672 of its investment in Kettle Valley that will be amortized over 34 months (see Note 4). In the near-term, the amount of cash used to repay debt obligations may increase due to the financing of other newly acquired assets. Thereafter, the amount of cash used to repay debt obligations will decline. In addition, the Trust has balloon payment obligations of $19,980,682, $1,400,074 and $282,421 at the expiration of lease terms related to the SAS Aircraft, certain rail equipment and the Reno Aircraft, respectively.

     At September 30, 1999, the Trust was due aggregate future minimum lease payments of $17,710,495 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $31,173,615 (see Note 8 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is

                             AFG Investment Trust D

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


presented as a component of financing activities. For the nine months ended September 30, 1999, the Trust declared total cash distributions of $5,249,333, including the special distribution described below. Of the total distributions, the Beneficiaries were allocated $4,901,399 ($3,864,734 to Class A Beneficiaries and $1,036,665 to Class B Beneficiaries); the Special Beneficiary was allocated $310,320, and the Managing Trustee was allocated $37,614.

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

     In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1998, the Managing Trustee had a negative tax capital account balance of $303,603. No such requirement exists with respect to the Special Beneficiary.

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



                             AFG Investment Trust D


                               By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                               By:      /s/  Michael J. Butterfield
                                        ----------------------------------------
                                        Michael J. Butterfield
                                        Treasurer AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    November 4, 1999
                                        ----------------------------------------


                               By:      /s/  Gary Romano
                                        ----------------------------------------
                                        Gary M. Romano
                                        Clerk of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:    November 4, 1999
                                        ----------------------------------------