Form 10-Q
period 2000-09-30
AFG INVESTMENT TRUST D
filed 2000-11-14
CIK 879497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                             AFG INVESTMENT TRUST D

                                   FORM 10-Q

                                     INDEX

                                                                                                   Page
                                                                                                   ----
PART I.   FINANCIAL INFORMATION:

                     Financial Statements

            Item 1.


                     Statement of Financial Position
                       at September 30, 2000 and December 31, 1999..............................       3


                     Statement of Operations
                       for the three and nine months ended September 30, 2000 and 1999..........       4


                     Statement of Changes in Participants' Capital
                       for the nine months ended September 30, 2000.............................       5


                     Statement of Cash Flows
                       for the nine months ended September 30, 2000 and 1999....................       6


                     Notes to the Financial Statements..........................................    7-11


            Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                       of Operations............................................................   12-16


PART II.   OTHER INFORMATION:

            Items 1-6...........................................................................      17

                            AFG INVESTMENT TRUST D

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                 September 30,           December 31,
                                                                                      2000                   1999
                                                                                  -----------            -----------
ASSETS
Cash and cash equivalents..............................................           $ 9,146,707            $11,335,028
Marketable securities..................................................               294,000                434,176
Rents receivable.......................................................               301,233              1,790,533
Accounts receivable--affiliate.........................................               138,543              3,528,141
Accounts receivable--other.............................................                86,619                      -
Interest receivable....................................................                 7,457                 14,722
Loan receivable--Kettle Valley.........................................                75,220                 75,220
Investment--affiliate..................................................               625,313                668,813
Investment in Kettle Valley............................................             4,230,922              4,365,372
Investment in EFG/Kirkwood.............................................             2,647,165              2,030,100
Investment--other......................................................               146,450                      -
Other assets, net of accumulated amortization of $27,236 at
 September 30, 2000....................................................               404,308                332,812
Equipment at cost, net of accumulated depreciation of $23,977,975 and $24,612,634 at September 30, 2000 and December 31, 1999,
 respectively..........................................................            39,509,869             44,761,455
                                                                                  -----------            -----------
     Total assets......................................................           $57,613,806            $69,336,372
                                                                                  ===========            ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
Notes payable..........................................................           $27,167,964            $25,790,190
Accrued interest.......................................................               291,787                129,587
Accrued liabilities....................................................               171,347                 86,370
Accrued liabilities--affiliate.........................................                53,008                384,990
Deferred rental income.................................................                14,220                306,238
Other liabilities......................................................             1,488,403              1,488,403
Cash distributions payable to participants.............................                     -             13,200,000
                                                                                  -----------            -----------
     Total liabilities.................................................            29,186,729             41,385,778
                                                                                  -----------            -----------
Participants' capital (deficit):
 Managing Trustee......................................................                 2,699                (23,853)
 Special Beneficiary...................................................                22,264               (196,792)
 Class A Beneficiary Interests (1,934,755 Interests; initial purchase
  price of $25 each)...................................................            29,969,715             30,012,322
 Class B Beneficiary Interests (3,142,083 Interests; initial purchase
  price of $5 each)....................................................                47,721               (225,761)
 Treasury Interests (154,275 Class A Interests at Cost)................            (1,615,322)            (1,615,322)
                                                                                  -----------            -----------
     Total participants' capital.......................................            28,427,077             27,950,594
                                                                                  -----------            -----------
     Total liabilities and participants' capital.......................           $57,613,806            $69,336,372
                                                                                  ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                For the three months ended           For the nine months ended
                                                       September 30,                        September 30,
                                                  2000              1999              2000               1999
                                               ----------        ----------        ----------        -----------
Income:
 Lease revenue.........................        $1,686,718        $3,538,502        $5,749,484        $11,268,966
 Interest income.......................           167,452           161,744           446,436            483,523
 Gain on sale of equipment.............           830,404           224,486         1,173,823            392,774
 Gain on sale of marketable                             -                 -            86,079                  -
  securities...........................
 Other income..........................            44,763                 -           317,319            261,116
                                               ----------        ----------        ----------        -----------
     Total income......................         2,729,337         3,924,732         7,773,141         12,406,379
                                               ----------        ----------        ----------        -----------


Expenses:
 Depreciation..........................         1,446,381         1,738,932         4,395,330          5,879,479
 Amortization..........................            26,263                 -            75,386                  -
 Interest expense......................           619,105           631,869         1,897,611          2,023,046
 Management fees - affiliates..........           100,403           185,848           331,599            580,952
 Operating expenses - affiliate........           157,472           310,490           492,281            609,420
 Loss on investment in Kettle Valley...            86,300                 -            86,300                  -
                                               ----------        ----------        ----------        -----------
     Total expenses....................         2,435,924         2,867,139         7,278,507          9,092,897
                                               ----------        ----------        ----------        -----------

Net income.............................        $  293,413        $1,057,593        $  494,634        $ 3,313,482
                                               ==========        ==========        ==========        ===========


Net income
 per Class A Beneficiary Interest......             $0.10        $     0.34            $(0.01)       $      1.07
                                               ==========        ==========        ==========        ===========
 per Class B Beneficiary Interest......             $0.02        $     0.09             $0.09        $      0.29
                                               ==========        ==========        ==========        ===========
Cash distributions declared
 per Class A Beneficiary Interest......        $        -        $     0.41        $        -        $      2.00
                                               ==========        ==========        ==========        ===========
 per Class B Beneficiary Interest......        $        -        $     0.11        $        -        $      0.33
                                               ==========        ==========        ==========        ===========

  The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                 STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                  For the nine months ended September 30, 2000
                                  (Unaudited)

                                     Managing    Special         Class A                Class B
                                     Trustee   Beneficiary    Beneficiaries          Beneficiaries         Treasury
                                      Amount     Amount   Interests    Amount     Interests    Amount     Interests        Total
                                      ------     ------   ---------    ------     ---------    ------     ---------        -----
Balance at December 31, 1999......   $(23,853) $(196,792) 1,934,755  $30,012,322   3,142,083  $(225,761)  $(1,615,322)  $27,950,594
 Net income (loss)................     26,423    217,198          -      (18,869)          -    269,882             -       494,634
  Unrealized gain (loss) on
   marketable securities
   /marketable
  securities--affiliate...........        129      1,858          -      (23,738)          -      3,600             -       (18,151)
                                     --------  ---------  ---------  -----------   ---------  ---------   -----------   -----------
Comprehensive income (loss).......     26,552    219,056          -      (42,607)          -    273,482             -       476,483
                                     --------  ---------  ---------  -----------   ---------  ---------   -----------   -----------
Balance at September 30, 2000.....   $  2,699  $  22,264  1,934,755  $29,969,715   3,142,083  $  47,721   $(1,615,322)  $28,427,077
                                     ========  =========  =========  ===========   =========  =========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            AFG INVESTMENT TRUST D

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                  2000                     1999
                                                                              ------------              -----------
Cash flows provided by (used in) operating activities:
Net income.......................................................             $    494,634              $ 3,313,482
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization..................................                4,470,716                5,879,479
  Accretion of bond discount.....................................                   (6,504)                       -
  Gain on sale of equipment......................................               (1,173,823)                (392,774)
  Gain on sale of marketable securities..........................                  (86,079)                       -
  Loss on Investment in Kettle Valley............................                   86,300                        -
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable...............................................                1,489,300                1,550,782
  Accounts receivable - affiliate................................                3,389,598                 (169,644)
  Accounts receivable - other....................................                  (86,619)                 (49,396)
  Interest receivable............................................                    7,265                        -
  Other assets...................................................                  (98,732)                       -
 Increase (decrease) in:
  Accrued interest...............................................                  162,200                  (95,222)
  Accrued liabilities............................................                   84,977                 (291,500)
  Accrued liabilities--affiliate.................................                 (331,982)                  11,026
  Deferred rental income.........................................                 (292,018)                (296,224)
                                                                              ------------              -----------
     Net cash provided by operating activities...................                8,109,233                9,460,009
                                                                              ------------              -----------

Cash flows provided by (used in) investing activities:
 Purchase of marketable securities...............................                        -                 (128,529)
 Proceeds from equipment sales...................................                2,030,079                1,541,065
 Proceeds from sale of marketable securities.....................                  214,608                        -
 Investment in EFG/Kirkwood......................................                 (617,065)              (1,818,000)
 Investment - affiliate..........................................                   43,500                   30,813
 Investment in Kettle Valley.....................................                        -               (3,064,700)
 Investment - other..............................................                 (146,450)                       -
 Other liabilities...............................................                        -                1,488,403
                                                                              ------------              -----------
     Net cash provided by (used in) investing activities.........                1,524,672               (1,950,948)
                                                                              ------------              -----------

Cash flows provided by (used in) financing activities:
 Proceeds from notes payable.....................................                6,091,738                        -
 Principal payments--notes payable...............................               (4,713,964)              (5,158,042)
 Distributions paid..............................................              (13,200,000)              (5,249,333)
 Restricted cash.................................................                        -                5,110,315
                                                                              ------------              -----------
     Net cash used in financing activities.......................              (11,822,226)              (5,297,060)
                                                                              ------------              -----------

Net (decrease) increase in cash and cash equivalents.............               (2,188,321)               2,212,001
Cash and cash equivalents at beginning of period.................               11,335,028                9,100,016
                                                                              ------------              -----------
Cash and cash equivalents at end of period.......................             $  9,146,707              $11,312,017
                                                                              ============              ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest........................             $  1,735,411              $ 2,118,268
                                                                              ============              ===========
Supplemental disclosure of non-cash activity:
 See Note 6 to the financial statements.

   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                       NOTES TO THE FINANCIAL STATEMENTS

                               September 30, 2000
                                  (Unaudited)

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine months ended September 30, 2000 and 1999 have been made and are reflected.

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

  The Trust recorded a net unrealized loss on available-for-sale securities of $18,151 during the nine months ended September 30, 2000 that is included as a separate component of participants' capital. At September 30, 2000, total debt securities had an amortized cost of $291,984 and a fair value of $294,000. During the nine months ended September 30, 2000, total comprehensive income amounted to $476,483.

Note 3--Revenue Recognition

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third-party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $13,424,744 are due as follows:

          For the year ending September 30,
               2001.........................    $ 5,123,526
               2002.........................      4,717,143
               2003.........................      3,312,397
               2004.........................        271,678
                                                -----------

                    Total...................    $13,424,744
                                                ===========

                            AFG INVESTMENT TRUST D

Note 3--Revenue Recognition (continued)

  During 2000, the Trust and an affiliated trust owning an interest in a Boeing 767-300 aircraft entered into a lease extension agreement with Scandinavian Airlines System. The lease extension, effective upon the expiration of the existing lease term on December 29, 2000, extended the lease for an additional two years and eleven months, commencing December 30, 2000 and expiring November 29, 2003. Under the terms of this agreement, the Partnership will receive aggregate rents of $9,508,730 over the term of this extension.

Note 4--Other Assets

  Other assets include a security deposit of $332,812 with the local government in British Columbia, Canada, related to the Trust's investment in Kettle Valley. In addition, other assets includes certain deferred financing costs which are being amortized over 29 months, which is the life of the related loan.

Note 5--Equipment

  The following is a summary of equipment owned by the Trust at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                              Remaining
                                              Lease Term            Equipment,
          Equipment Type                       (Months)              at Cost
          --------------                       --------              -------
Aircraft...........................             21-38            $45,014,136
Locomotives........................                 0              8,312,342
Materials handling.................              0-32              4,061,940
Construction and mining............              0-21              3,430,475
Miscellaneous......................                 2              1,692,068
Manufacturing......................                 0                439,707
Research & test....................                 0                338,749
Tractors and heavy duty trucks.....              3-34                149,585
Computers and peripherals..........                 0                 42,310
Communications.....................                 0                  6,532
                                                                 -----------
                                     Total equipment cost         63,487,844
                                     Accumulated depreciation     23,977,975
                                                                 -----------
                                     Equipment, net of           $39,509,869
                                     accumulated depreciation    ===========

  At September 30, 2000, the Trust's equipment portfolio included equipment having a proportionate original cost of $32,092,521, representing approximately 51% of total equipment cost.

  Certain of the Trust's equipment and the related lease terms were used to secure the Trust's term loans with third-party lenders. The preceding summary includes leveraged equipment having an aggregate original cost of approximately $48,266,000 and a net book value of $34,977,554 at September 30, 2000.

                            AFG INVESTMENT TRUST D

Note 5--Equipment (continued)

  The summary above includes fully-depreciated equipment held for sale or re-lease with an original cost of approximately $20,900. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.


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

  The Trust's ownership share in EFG/Kettle Development LLC is 49.396% and had a cost of $4,365,372, including a 1% acquisition fee of $43,222 paid to EFG. This acquisition was funded with cash of $3,064,700 and a non-recourse note for $1,300,672. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months, commencing April 1, 1999. The note is secured only by the Trust's stock interests in the SPC. The Trust's cost basis in this investment was approximately $642,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference is being amortized over a period of 10 years beginning January 1, 2000. The amount amortized is included as an offset to "Investment in Kettle Valley" and was $48,150 during the nine months ended September 30, 2000.

  The Trust accounts for its investment Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's investment is
(i) increased (decreased) to reflect the Trust's share of income (loss) of the investee and (ii) decreased to reflect any distributions the Trust received from the investee. The Trust's investment was decreased by $86,300 during the nine months ended September 30, 2000, reflecting its share of loss from Kettle Valley.

  In addition, the seller purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,488,403, or 49.396% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at September 30, 2000.

Note 7--Investment in EFG/Kirkwood

  On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC
("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interest in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and the other

                            AFG INVESTMENT TRUST D

Note 7--Investment in EFG/Kirkwood (continued)

affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holder. On May 1, 2000 the Trusts exchanged their interests in KAI common stock and preferred stock for corresponding pro-rata interests in Mountain Resort Holdings LLC ("Mountain Resort"). Mountain Resort owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in Mountain Resort, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort. The Trust's ownership interest in EFG/Kirkwood had a cost of $2,647,165, including a 1% acquisition fee ($26,210) paid to EFG. The Trust's investment in EFG/Kirkwood is accounted for on the equity method.

Note 8--Related Party Transactions

  All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                                   For the nine months ended
                                                                         September 30,
                                                                      2000              1999
                                                                  --------        ----------
Acquisition fees........................................          $  7,560        $   19,285
Management fees.........................................           331,599           580,952
Administrative charges..................................           156,866           133,522
Reimbursable operating expenses due to third parties....           335,415           475,898
                                                                  --------        ----------
 Total..................................................          $831,440        $1,209,657
                                                                  ========        ==========

  All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2000, the Trust was owed $138,543 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2000.

  During 1998, the Trust purchased limited partnership units (the "Units") in AFG International Limited Partnership (the "Partnership"), a real estate limited partnership sponsored by EFG that owns two commercial buildings leased to an investment grade educational institution. The Trust purchased 7.25 Units at a cost of $100,000 per unit for an aggregate purchase price of $725,000. As a result of the purchase of the Units, the Trust owns approximately 22.5% of the Partnership. The Trust accounts for its investment in the Partnership under the equity method of accounting. As such, the carrying value of the Trust's investment in the Partnership is increased or decreased by an amount equal to the Trust's share of the Partnership's income or losses, respectively, and decreased for any distributions received from the Partnership. At September 30, 2000, this investment had a carrying balance of $625,313 and is reflected as Investment--affiliate on the accompanying Statement of Financial Position.

Note 9--Notes Payable

  Notes payable at September 30, 2000 consisted of installment notes of $27,167,964 payable to banks and institutional lenders. The notes bear interest rates ranging between 7.43% and 9.95%, except for two notes which bear a fluctuating interest rate based on LIBOR plus a margin. All of the installment notes are non-recourse and are

                            AFG INVESTMENT TRUST D

Note 9--Notes Payable (continued)

collateralized by the equipment and assignment of the related lease payments, except for one note which is collateralized by certain stock interests. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $19,980,682, $4,600,000, and $282,421 at the expiration of the lease terms related to an aircraft leased to Scandinavian Airlines System, an aircraft leased to Emery Worldwide, and an MD-87 aircraft leased to Reno Air, Inc., respectively. The Managing Trustee is currently negotiating with the lender of the SAS debt to extend the term of the debt consistent with the term of the SAS lease extension. The carrying amount of notes payable approximates fair value at September 30, 2000 (See Note 3).

  The annual maturities of the notes payable are as follows:


            For the year ending September 30,
                2001.................................       $21,372,376
                2002.................................           883,910
                2003.................................         4,911,678
                                                            -----------
                Total................................       $27,167,964
                                                            ===========


Note 10--Guaranty Agreement

  On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trust and the three affiliated trusts is capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement. An agreement among the four trusts provides that the Trust is responsible for 46.34% of the current guaranteed amount, or $11,065,569 at September 30, 2000. In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $463,400, excluding interest. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $231,700 and recognized $317,319 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 2000.

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999


Results of Operations

  For the three and nine months ended September 30, 2000, the Trust recognized lease revenue of $1,686,718 and $5,749,484, respectively, compared to $3,538,502 and $11,268,966, respectively, for same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted primarily from lease term expirations and equipment sales, including the sale of a vessel and the Trust's investment in an aircraft that had generated lease revenues of $1,739,375 and $742,500, respectively, during the nine months ended September 30, 1999. In addition, the Trust renewed or re-leased certain lease contracts that had expired after September 30, 1999 at rental rates lower than provided for in the original lease contracts. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

  Interest income for the three and nine months ended September 30, 2000 was $167,452 and $446,436, respectively, compared to $161,744 and $483,523, respectively, for the same periods in 1999. Generally interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1999 also included interest earned on proceeds from the issuance of the Trust's Class B Interests in 1997. The amount of future interest income is expected to fluctuate as a result of changing interest rates, and the amount of cash available for investment, among other factors. In addition, the Trust made a distribution of $13,200,000 in January 2000, which resulted in a reduction in cash available for investment.

  During the three and nine months ended September 30, 2000, the Trust sold equipment having a net book value of $700,240 and $856,256, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $830,404 and $1,173,823, respectively.

  During the three and nine months ended September 30, 1999, the Trust sold equipment having a net book value of $139,333 and $1,148,291, respectively, to existing lessees and third parties, these sales resulted in a net gain, for financial statement purposes, of $224,486 and $392,774, respectively.

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

  During the nine months ended September 30, 2000, the Trust sold marketable securities, having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

  On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $231,700 and recognized $317,319 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 2000. See additional discussion in Note 10 to the financial statements herein.

  The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller during the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 1999.

  Depreciation expense was $1,446,381 and $4,395,330, respectively, for the three and nine months ended September 30, 2000 compared to $1,738,932 and $5,879,479, respectively, for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. In addition, the Trust recorded amortization expense of $26,263 and $75,386 during the three and nine months ended September 30, 2000, respectively, in connection with its investment in Kettle Valley (see
Note 6 to the financial statements herein) and certain capitalized deferred financing costs.

  Interest expense was $619,105 and $1,897,611, respectively, for the three and nine months ended September 30, 2000 compared to $631,869 and $2,023,046, respectively, for the same periods in 1999. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees totaled $100,403 and $331,599, respectively, during the three and nine months ended September 30, 2000, compared to $185,848 and $580,952, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $157,472 and $492,281, respectively, during the three and nine months ended September 30, 2000 compared to $310,490 and $609,420 during the three and nine months ended September 30, 1999, respectively. Operating expenses were higher in 1999 principally as a result of legal fees incurred related to the Trust's investments in Kettle Valley and EFG/Kirkwood . The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

  During the three and nine months ended September 30, 2000, the Trust recorded a loss on investment in Kettle Valley of $86,300. This represents the Trust's share of the losses of Kettle Valley recorded under the equity method of accounting. See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

  The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $8,109,233 and $9,460,009 for the nine months ended September 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust experiences a higher frequency of remarketing events.

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

  Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2000 and 1999, the Trust expended $617,065 and $1,818,000, respectively, for its investment in EFG/Kirkwood (see Note 7 to the financial statements herein). During the nine months ended September 30, 1999, the Trust expended $3,064,700 to acquire its investment in Kettle Valley. In connection with the investment in Kettle Valley, the Trust was paid $1,488,403 for a residual interest in an aircraft in which the Trust owns an interest (see Note 6 to the financial statements herein). The Trust expended $146,450 to acquire certain other investments and $128,529 to purchase marketable securities during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Trust realized net cash proceeds from equipment disposals of $2,030,079 compared to $1,541,065 for the same period in 1999. Sale proceeds in 2000 include $1,400,074 related to the Trust's 34% interest in certain rail equipment which was sold in July 2000. Future inflows of cash from equipment disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the disposition of marketable securities of $214,608 during the nine months ended September 30, 2000.

  At September 30, 2000, the Trust was due aggregate future minimum lease payments of $13,424,744 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $27,167,964. See Notes 3 and 9 to the financial statements herein. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

  In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable debt and equity securities classified as available-for-sale are required to be carried at fair value. During the nine months ended September 30, 2000, the Trust recorded a net unrealized loss on available-for-sale securities of $18,151.

  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. During 1999, the Trust leveraged $1,300,672 of its investment in Kettle Valley that is being amortized over 34 months. During 2000, the Trust obtained financing of $6,091,738 in connection with a lease renewal with Emery Worldwide ("Emery"). Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The amount of cash used to repay debt obligations may fluctuate in the future due to the financing of assets which may be acquired. In addition, the Trust has balloon payment obligations of $19,980,682, $4,600,000, and $282,421 at the expiration of the lease terms related to an aircraft leased to Scandinavian Airlines System, ("SAS") an aircraft leased to Emery, and an MD-87 aircraft leased to Reno Air, Inc., respectively. Emery has the option to extend its lease agreement for an additional 30 months at the expiration of the lease term. If the lease agreement is extended, the balloon payment will be postponed until the termination of the 30-month extension period at which time the balloon payment will be $2,750,000. The Managing Trustee is currently negotiating with the lender of the SAS debt to extend the term of the debt consistent with the term of the SAS lease extension. (See Note 9 to the financial statements herein).

  The Managing Trustee has evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it anticipates that the Trust will be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $13,200,000, which was paid on January 19, 2000.

  After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. Looking forward, the Managing Trustee presently does not expect to reinstate cash distributions until expiration of the Trust's reinvestment period in December 2002; however, the Managing Trustee periodically will review and consider other one-time distributions. In addition to maintaining sales proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations to fully retire its balloon debt obligations and for the continued maintenance of the Trust's assets. The Managing Trustee believes that this change in policy is in the best interests of the Trust over the long term and will have the added benefit of reducing the Trust's distribution expenses.

  In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds as the Trust matures and changes as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

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


Item 4.        Submission of Matters to a Vote of Security Holders
               Response: None


Item 5.        Other Information
               Response: None


Item 6(a).     Exhibits
               27  Financial Data Schedule


Item 6(b).     Reports on Form 8-K
               Response: None

                                   EXHIBITS
                                   --------

Exhibits                 Description
--------                 -----------
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


                        Date November 14, 2000