Form 10-Q
period 2001-09-30
AFG INVESTMENT TRUST D
filed 2001-11-19
CIK 879497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 2001
                                            -----------------------

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

                             AFG INVESTMENT TRUST D

                                    FORM 10-Q

                                      INDEX





PART I. FINANCIAL INFORMATION:                                                   Page
                                                                                 ----
     Item 1. Financial Statements

                Statement of Financial Position
                at September 30, 2001 and December 31, 2000                         3

                Statement of Operations
                for the three and nine months ended September 30, 2001 and 2000     4

                Statement of Changes in Participants' Capital
                for the nine months ended September 30, 2001 and 2000               5

                Statement of Cash Flows
                for the nine months ended September 30, 2001 and 2000               6

                Notes to the Financial Statements                                   7


     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                18


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                    26

                             AFG INVESTMENT TRUST D

                         STATEMENT OF FINANCIAL POSITION

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                            September 30,    December 31,
                                                                2001             2000
ASSETS

Cash and cash equivalents                                  $    1,917,608   $   9,042,889
Rents receivable                                                  356,924         852,726
Accounts receivable - affiliate                                   114,314         347,531
Guarantee fee receivable                                                -         172,190
Interest receivable                                                   510          11,797
Loan receivable - Kettle Valley                                    75,220          75,220
Investment - affiliate                                            567,313         610,813
Interest in Kettle Valley                                       3,654,593       4,212,280
Interest in EFG Kirkwood                                        3,032,113       2,852,964
Interest in MILPI                                               8,776,468         432,000
Investments - other                                               210,926         211,426
Other assets, net of accumulated amortization of
  $81,562 and $37,450 at September 30, 2001 and
  December 31, 2000, respectively                                 518,902         528,699
Equipment at cost, net of accumulated depreciation
  of $24,377,182 and $24,324,593 at September 30, 2001
  and December 31, 2000, respectively                          34,078,900      38,090,343
                                                           ---------------  --------------

      Total assets                                         $   53,303,791   $  57,440,878
                                                           ===============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $   24,440,536   $  26,763,237
Accrued interest                                                  277,768         580,318
Accrued liabilities                                               252,618         262,139
Accrued liabilities - affiliates                                  348,055          45,401
Deferred rental income                                             35,969          34,779
Other liabilities                                               1,487,403       1,488,403
                                                           ---------------  --------------
     Total liabilities                                         26,842,349      29,174,277
                                                           ---------------  --------------

Participants' capital (deficit):
   Managing Trustee                                               (19,615)         (1,564)
   Special Beneficiary                                                  -          (3,521)
   Class A Beneficiary Interests (1,934,755 Interests;
     initial purchase price of $25 each)                       28,096,379      29,893,107
   Class B Beneficiary Interests (3,142,083 Interests;
     initial purchase price of $5 each)                                 -          (6,099)
   Treasury Interests (154,275 Class A Interests at Cost)      (1,615,322)     (1,615,322)
                                                           ---------------  --------------
     Total participants' capital                               26,461,442      28,266,601
                                                           ---------------  --------------

     Total liabilities and participants' capital           $   53,303,791   $  57,440,878
                                                           ===============  ==============


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                             STATEMENT OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                               For the three months ended    For the nine months ended
                                                    September 30,                 September 30,
                                                   2001          2000           2001          2000
                                                              (Restated)                 (Restated)
                                                              (See Note 1)               (See Note 1)
INCOME

Lease revenue                                 $  1,391,391   $1,686,718   $  4,129,068   $5,749,484
Interest income                                     26,898      167,452        141,191      446,436
Gain (loss) on sale of equipment                   (13,868)     830,404        406,879    1,173,823
Gain on sale of investment securities                    -            -              -       86,079
Other income                                        20,307       44,763        132,722      317,319
                                              -------------  -----------  -------------  -----------
  Total income                                   1,424,728    2,729,337      4,809,860    7,773,141
                                              -------------  -----------  -------------  -----------

EXPENSES

Depreciation and amortization                    1,318,624    1,472,644      4,010,067    4,470,716
Interest expense                                   349,950      619,105      1,583,496    1,897,611
Management fees - affiliates                        62,214      100,403        269,083      331,599
Operating expenses - affiliate                     277,569      157,472      1,040,671      492,281
                                              -------------  -----------  -------------  -----------
  Total expenses                                 2,008,357    2,349,624      6,903,317    7,192,207
                                              -------------  -----------  -------------  -----------

EQUITY INTERESTS

Equity loss from Kettle Valley                     (13,134)     (14,964)      (509,537)     (86,300)
Equity income (loss) from EFG Kirkwood            (439,434)    (429,838)       179,149      (96,151)
Equity income from MILPI                           502,154            -        618,686            -
                                              -------------  -----------  -------------  -----------
  Total income (loss) from equity interests         49,586     (444,802)       288,298     (182,451)
                                              -------------  -----------  -------------  -----------


Net income (loss)                             $   (534,043)  $  (65,089)  $ (1,805,159)  $  398,483
                                              =============  ===========  =============  ===========


Net income (loss)
   per Class A Beneficiary Interest           $      (0.27)  $    (0.03)  $      (0.92)  $    (0.02)
                                              =============  ===========  =============  ===========
   per Class B Beneficiary Interest           $         --   $       --   $          -   $     0.07
                                              =============  ===========  =============  ===========
Cash distributions declared
   per Class A Beneficiary Interest           $         --   $       --   $         --   $       --
                                              =============  ===========  =============  ===========
   per Class B Beneficiary Interest           $         --   $       --   $         --   $       --
                                              =============  ===========  =============  ===========



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)



                                 Managing      Special           Class A Beneficiaries                Class B Beneficiaries
                                 Trustee     Beneficiary
                                  Amount       Amount            Interests           Amount           Interests         Amount
 Balance at December 31, 2000   $  (1,564)  $     (3,521)              1,934,755  $29,893,107               3,142,083  $(6,099)

   Net loss                       (18,051)         3,521                       -   (1,796,728)                      -    6,099
                                ----------  -------------  ---------------------  ------------  ---------------------  --------

 Balance at September 30, 2001  $ (19,615)  $          -               1,934,755  $28,096,379               3,142,083  $     -
                                ==========  =============  =====================  ============  =====================  ========


                                  Treasury
                                 Interests       Total
 Balance at December 31, 2000   $(1,615,322)  $28,266,601

   Net loss                               -    (1,805,159)
                                ------------  ------------

 Balance at September 30, 2001  $(1,615,322)  $26,461,442
                                ============  ============



















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                2001           2000
 .                                                                           (Restated)
 .                                                                           (See Note 1)
  CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                         $ (1,805,159)  $    398,483
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                              4,010,067      4,470,716
    Accretion of bond discount                                         -         (6,504)
    Gain on sale of equipment                                   (406,879)    (1,173,823)
    Gain on sale of investment securities                              -        (86,079)
    (Income) loss from equity interests                         (288,298)       182,451
  Changes in assets and liabilities:
    Rents receivable                                             495,802      1,489,300
    Accounts receivable - affiliate                              233,217      3,389,598
    Accounts receivable - other                                        -        (86,619)
    Guarantee fee receivable                                     172,190              -
    Interest receivable                                           11,287          7,265
    Other assets                                                 (20,844)       (98,732)
    Accrued interest                                            (302,550)       162,200
    Accrued liabilities                                           (9,521)        84,977
    Accrued liabilities - affiliates                              32,654       (331,982)
    Deferred rental income                                         1,190       (292,018)
    Other liabilities                                             (1,000)             -
                                                            -------------  -------------
      Net cash provided by operating activities                2,122,156      8,109,233
                                                            -------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Proceeds from equipment sales                                  516,917      2,030,079
  Investment - affiliate                                          43,500         43,500
  Investments - other                                                500       (146,450)
  Interest in EFG Kirkwood                                             -       (617,065)
  Interest in MILPI                                           (7,485,653)             -
  Proceeds from sale of investment securities                          -        214,608
                                                            -------------  -------------
      Net cash provided by (used in) investing activities     (6,924,736)     1,524,672
                                                            -------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Proceeds from notes payable                                    471,032      6,091,738
  Principal payments - notes payable                          (2,793,733)    (4,713,964)
  Distributions paid                                                   -    (13,200,000)
                                                            -------------  -------------
      Net cash used in financing activities                   (2,322,701)   (11,822,226)
                                                            -------------  -------------

  Net decrease in cash and cash equivalents                   (7,125,281)    (2,188,321)
  Cash and cash equivalents at beginning of period             9,042,889     11,335,028
                                                            -------------  -------------
  Cash and cash equivalents at end of period                $  1,917,608   $  9,146,707
                                                            =============  =============

  SUPPLEMENTAL INFORMATION
  Cash paid during the period for interest                  $  1,886,046   $  1,735,411
                                                            =============  =============


See Note 8 to the financial statements regarding the Trust's acquisition of interests in MILPI during the nine months ended September 30, 2001.

   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

NOTE  1  -  RESTATEMENT  OF  SEPTEMBER  30,  2000  FINANCIAL  STATEMENTS
------------------------------------------------------------------------

After AFG Investment Trust D ("the Trust") filed its Form 10-Q for the quarter ended September 30, 2000 (the "September 30, 2000 Form 10-Q) with the United States Securities and Exchange Commission ("SEC"), the Trust received addition information related to the underlying operations of its interests in EFG Kirkwood LLC ("EFG Kirkwood LLC") and its interest in Kettle Valley Development Limited Partnership. Consistent with the Trust's accounting policy of recording the equity income (loss) of its underlying interest when the financial information becomes available, the Trust recorded its equity income (loss) for EFG Kirkwood and Kettle Valley Development Limited Partnership for the year ended December 31, 2000 in the third and fourth quarters of 2000, respectively. As a result, the Trust's financial results reported in its Annual Report on Form 10-K (the "2000 10-K") for the year ended December 31, 2000 filed with the SEC properly reflect the entire year's operations.

The Trust has restated its Statement of Operations for the three and nine months ended September 30, 2000 to properly reflect the equity (loss) from EFG Kirkwood and Kettle Valley Development Limited Partnership for these periods to facilitate a more meaningful analysis of Management's Discussion and Analysis of Financial Condition and Results of Operations. These adjustments resulted in a net decrease in earnings for the three and nine months ended September 30, 2000 of $444,802 ($0.13 and $0.02 per Class A beneficiary interest and Class B beneficiary interest, respectively) and $96,151 ($0.01 and $0.02 per Class A beneficiary interest and Class B beneficiary interest, respectively). As a result, the accompanying financial statements for the three and nine months ended September 30, 2000 have been restated from the amounts previously reported.

NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the SEC and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2001 and December 31, 2000 and results of operations for the three and nine months ended September 30, 2001 and 2000 have been made and are reflected. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

Certain amounts previously reported in the December 31, 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation.

The table below details the allocation of income (loss) in each of the quarters for the nine months ended September 30, 2001.

                    Managing    Special        Class A          Class B
                    Trustee     Beneficiary    Beneficiaries    Beneficiaries    Treasury
                    Amount      Amount         Amount           Amount           Interests     Total

December 31, 2000   $  (1,564)  $     (3,521)  $   29,893,107   $       (6,099)  $(1,615,322)  $28,266,601
                    ----------  -------------  ---------------  ---------------  ------------  ------------
Net income              3,723         30,711          271,998           65,824             -       372,256
March 31, 2001          2,159         27,190       30,165,105           59,725    (1,615,322)   28,638,857
                    ----------  -------------  ---------------  ---------------  ------------  ------------

Net loss              (16,434)       (27,190)      (1,540,023)         (59,725)            -    (1,643,372)
June 30, 2001         (14,275)             -       28,625,082                -    (1,615,322)   26,995,485
                    ----------  -------------  ---------------  ---------------  ------------  ------------

Net loss               (5,340)             -         (528,703)               -             -      (534,043)
September 30, 2001  $ (19,615)  $          -   $   28,096,379   $            -   $(1,615,322)  $26,461,442





NOTE  3  -  CASH  EQUIVALENTS  AND  INVESTMENT  SECURITIES
----------------------------------------------------------

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

At September 30, 2001, the Trust had $1,576,948 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE  4  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing
Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $8,612,410 are due as follows:

For the year ending September 30,   2002  $4,698,879
                                    2003   3,411,493
                                    2004     409,894
                                    2005      92,144
                                          ----------

    .                              Total  $8,612,410
                                          ==========



In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the nine months ended September 30, 2001 and its share of the maintenance payment was $35,540, which is accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.


NOTE  5  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at September 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                             Remaining
                                               Lease
                                                Term       Equipment
     Equipment Type                           (Months)      at Cost
-------------------------------------------  ----------  -------------
Aircraft                                           9-45  $ 45,014,136
Locomotives                                           0     8,312,342
Construction and mining                             0-9     2,521,909
Materials handling                                 0-20     2,114,757
Research and test                                     0       338,749
Tractors and heavy duty trucks                       22       105,350
Computers and peripherals                             0        42,310
Communications                                        0         6,529
                                                         -------------
 Total equipment cost                                 .    58,456,082
 Accumulated depreciation                             .   (24,377,182)
                                                         -------------
 Equipment, net of accumulated depreciation           .  $ 34,078,900
                                                         =============


At September 30, 2001, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $31,428,000 representing approximately 54% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure the term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $45,014,000 and a net book value of approximately $30,908,000 at September 30, 2001 (see Note 10).

At September 30, 2001, the cost and net book value of equipment held for sale or re-lease was approximately $8,367,000 and $3,015,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE  6  -  INTEREST  IN  KETTLE  VALLEY
----------------------------------------

On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and 10 units are under construction. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

The Trust's ownership share in EFG Kettle Development LLC is approximately 49.4% and had a cost of $4,365,372, including a 1% acquisition fee of $43,222 paid to EFG. This acquisition was funded with cash of $3,064,700 and a non-recourse note for $1,300,672. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured by the Trust's interest in EFG Kettle Development LLC. The Trust's cost basis in this joint venture was approximately $642,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference is being amortized over a period of 10 years beginning January 1, 2000. The amount amortized is included as an offset to Interest in Kettle Valley and was $48,150 during the nine months ended September 30, 2001 and 2000.

The Trust accounts for its interest in Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's interest is (i) increased (decreased) to reflect the Trust's share of income (loss) of the joint venture and (ii) decreased to reflect any distributions the Trust received from the joint venture. The Trust's interest was decreased by $13,134 and $509,537, respectively, during the three and nine months ended September 30, 2001 reflecting its share of loss from Kettle Valley.

In addition, the seller purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,488,403, or approximately 49.4% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at both September 30, 2001 and December 31, 2000.

The  table  below  provides comparative summarized income statement data for KVD
LP. KVD LP has a January 31 fiscal year end. The Trust has a December 31 fiscal year end. The operating results of KVD LP shown below have been conformed to the three and nine month periods ended September 30, 2001 and 2000, respectively.

                  Three            Three            Nine             Nine
                months ended     months ended     months ended     months ended
                September 30,    September 30,    September 30,    September 30,
                     2001             2000             2001             2000
                                                                   ---------------

Total revenues  $      766,593   $    1,162,731   $    1,951,907   $    2,658,316
Total expenses     (   798,006)      (1,223,447)      (2,746,612)      (3,077,402)
                ---------------  ---------------  ---------------  ---------------
Net loss              ($31,413)        ($60,716)       ($794,705)       ($419,086)
                ===============  ===============  ===============  ===============




NOTE  7  -  INTEREST  IN  EFG  KIRKWOOD
---------------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and Semele Group Inc. ("Semele") formed a joint venture, EFG Kirkwood, for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A membership interests in EFG Kirkwood and Semele purchased Class B membership interests in EFG Kirkwood. Generally, the Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

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

The Trust's ownership interest in EFG Kirkwood had an original cost of $2,995,615; including a 1% acquisition fee ($29,660) paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded a loss of $439,434 and income of $179,149 during the three and nine months ended September 30, 2001 representing its pro-rata share of the net income (loss) of EFG Kirkwood. During the three and nine months ended September 30, 2000, the Trust recorded a loss of $429,838 and $96,151, respectively, representing its pro-rata share of the net loss of EFG Kirkwood.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three and nine month periods ended September 30, 2001 and 2000, respectively. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been conformed to the three and nine month periods ended September 30, 2001 and 2000, respectively.

                          Three            Three            Nine             Nine
                        months ended     months ended     months ended     months ended
                        September 30,    September 30,    September 30,    September 30,
                            2001             2000             2001             2000
Mountain Resort:
Total revenues          $    3,223,274   $    3,170,247   $   22,378,487   $   21,649,975
Total expenses              (4,531,949)      (4,440,353)     (21,535,057)     (20,322,407)
Income taxes                        --               --          (52,243)          (2,400)
                        ---------------  ---------------  ---------------  ---------------
Net income (loss)          ($1,308,675)     ($1,270,106)  $      791,187   $    1,325,168
                        ===============  ===============  ===============  ===============

Purgatory Ski Resort:
Total revenues          $      868,486   $      919,297   $   12,014,674   $    9,693,552
Total expenses              (2,966,166)      (3,036,123)     (11,542,289)     (11,388,497)
                        ---------------  ---------------  ---------------  ---------------
Net income (loss)          ($2,097,680)     ($2,116,826)  $      472,385      ($1,694,945)
                        ===============  ===============  ===============  ===============





NOTE  8  -  INTEREST  IN  MILPI
-------------------------------

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

The Trust has a 36% membership interest in MILPI having an original cost of $8,187,653. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,839,260, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $78,393 and capitalized transaction costs of $270,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at September 30, 2001. During the quarter ended June 30, 2001, the Trusts obtained additional information to refine the estimate of the fair value of the underlying net assets of MILPI at February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $377,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $29,871 during the nine months ended September 30, 2001.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $502,154 and $618,686, respectively, during the three and nine months ended September 30, 2001 representing its pro-rata share of the income of MILPI.

The table below provides summarized income statement data for PLM for the three and nine month periods ended September 30, 2001. The acquisition of PLM occurred in February 2001.

                                     Three months ended    Nine months ended
                                     September 30, 2001    September 30, 2001

Total operating revenues             $         3,434,000   $         8,770,000
Total operating expenses                      (1,216,000)           (5,665,000)
Other income                                      99,000               270,000
                                     --------------------  --------------------
Income before income taxes                     2,317,000             3,375,000
Provision for income taxes                      (882,000)           (1,304,000)
                                     --------------------  --------------------
Net income                           $         1,435,000   $         2,071,000
                                     ====================  ====================

Equity income from MILPI             $           502,154   $           618,686
Goodwill amortization in connection
  with PLM                                       (13,471)              (29,871)
                                     --------------------  --------------------
Net income from PLM after goodwill
  Amortization                       $           488,683   $           588,815
                                     ====================  ====================



NOTE  9  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine months ended September 30, 2001 and 2000, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                    2001       2000
                                 ----------  --------
Acquisition fees                 $   78,393  $  7,560
Management fees                     269,083   331,599
Administrative charges              123,795   156,866
Reimbursable operating expenses
   due to third parties             916,876   335,415
                                 ----------  --------

          Total                  $1,388,147  $831,440
                                 ==========  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2001, the Trust was owed $114,314 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2001.


NOTE  10  -  NOTES  PAYABLE
---------------------------

Notes payable at September 30, 2001 consisted of installment notes of $24,440,536 payable to banks and institutional lenders. The notes bear interest rates ranging between 7.50% and 9.176%, except for two notes, which bear fluctuating interest rates based on LIBOR plus a margin. All of the installment notes are non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments, except for one note in the amount of $86,669, which is collateralized by the Trust's ownership interests in EFG Kettle Development LLC (see Note 6). Generally, the equipment-related installments notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $15,806,720 and $4,594,449 at the expiration of the lease terms related to its interest in aircraft leased to Scandinavian Airlines System ("SAS") in December 2003 and Emery Worldwide in July 2002, respectively.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Note 4 - Revenue Recognition). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Trust's share was $471,032. The Trust used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $493,137 and accrued interest and fees of $7,347.

Management believes that the carrying amount of the notes payable approximates fair value at September 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

For the year ending September 30,   2002  $ 6,617,945
                                    2003    1,650,060
                                    2004   16,082,802
                                    2005       89,729
                                          -----------

     .                             Total  $24,440,536
                                          ===========




NOTE  11  -  GUARANTEE  AGREEMENT
---------------------------------


On March 8, 2000, the Trust and three affiliated trusts (collectively, the "Trusts") entered into a guarantee agreement whereby the Trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trusts was capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC defaulted under the terms of the master lease agreement.

As a result of principal reductions on the average guarantee amount, an amended and restated agreement was entered into in December 2000 that reduced the guaranteed amount among the Trusts. During the quarter ended September 30, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $296,577, including $112,590 of income related to the guarantee agreement recognized during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $231,700 and recognized total income of $317,319 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.


NOTE  12  -  CONTINGENCIES
--------------------------

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood and Kettle Valley. The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.


NOTE  13  -  OPERATING  SEGMENTS
--------------------------------


The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's investment in MILPI. MILPI owns MILPI Acquisition, which owns the majority interest in PLM an equipment leasing and asset management company (See Note 8). The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust's ownership interests in EFG Kirkwood and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2001 and 2000 is summarized below.

                                             Three months ended     Nine months ended
                                                September 30,        September 30,
                                            2001         2000          2001         2000
Total Income:
   Equipment leasing                     $1,926,882   $2,729,337   $ 5,428,546   $7,773,141
   Real estate                             (452,568)    (444,802)     (330,388)    (182,451)
                                         -----------  -----------  ------------  -----------
     Total                               $1,474,314   $2,284,535   $ 5,098,158   $7,590,690
                                         ===========  ===========  ============  ===========

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                     $  299,300   $  237,937   $ 1,197,588   $  765,843
   Real estate                               40,483       19,938       112,166       58,037
                                         -----------  -----------  ------------  -----------
     Total                               $  339,783   $  257,875   $ 1,309,754   $  823,880
                                         ===========  ===========  ============  ===========

Interest Expense:
   Equipment leasing                     $  346,721   $  603,657   $ 1,566,744   $1,853,707
   Real estate                                3,229       15,448        16,752       43,904
                                         -----------  -----------  ------------  -----------
     Total                               $  349,950   $  619,105   $ 1,583,496   $1,897,611
                                         ===========  ===========  ============  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $1,302,574   $1,456,594   $ 3,961,917   $4,422,566
   Real estate                               16,050       16,050        48,150       48,150
                                         -----------  -----------  ------------  -----------
     Total                               $1,318,624   $1,472,644   $ 4,010,067   $4,470,716
                                         ===========  ===========  ============  ===========

 Net Income (Loss)                       $ (534,043)  $  (65,089)  $(1,805,159)  $  398,483
                                         ===========  ===========  ============  ===========




Three  and  nine  months ended September 30, 2001 compared to the three and nine
--------------------------------------------------------------------------------
months  ended  September  30,  2000:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine month periods ended September 30, 2001, the Trust recognized lease revenue of $1,391,391 and $4,129,068, respectively, compared to $1,686,718 and $5,749,484, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as operating lease revenue during the nine months ended September 30, 2001 and its share of the maintenance payment was $35,440, which is accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and nine month periods ended September 30, 2001 was $26,898 and $141,191, respectively, compared to $167,452 and $446,436, respectively, for the same periods in 2000. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

During the three and nine month periods ended September 30, 2001, the Trust sold equipment having a net book value of $970 and $110,038, respectively to existing lessees and third parties. These sales resulted in a net loss and a net gain, for financial statement purposes, of $13,868 and $406,879, respectively.

During the three and nine month periods ended September 30, 2000, the Trust sold equipment having a net book value of $700,240 and $856,256, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $830,404 and $1,173,823, respectively.

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

During the nine months ended September 30, 2000, the Trust sold investment securities having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 11.) During the quarter ended September 30, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $296,577, including $112,590 of income related to the guarantee agreement recognized during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $231,700 and recognized total income of $317,319 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.

Depreciation expense for the three and nine month periods ended September 30, 2001 was $1,262,838 and $3,853,255, respectively, compared to $1,430,331 and
$4,347,180, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. In addition, the Trust recorded amortization expense of $26,265 and $78,791 during the three and nine month periods ended September 30, 2001 compared to $26,263 and $75,386, respectively, for the same periods in 2000, in connection with certain capitalized deferred financing costs.

Interest expense for the three and nine month periods ended September 30, 2001 was $346,721 and $1,566,744, respectively, compared to $603,657 and $1,853,707, respectively, for the same periods in 2000. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $21,731 and $156,917 for the three and nine month periods ended September 30, 2001 compared to $80,465 and $273,562, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees included a fee of 1% of the cost of the MILPI interests.

Operating expenses were $277,569 and $1,040,671 during the three and nine month periods ended September 30, 2001 compared to $157,472 and $492,281, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $157,000 for ongoing legal matters and approximately $268,000 for remarketing costs related to the re-lease of aircraft leased to SAS and Aerovias de Mexico, S.A. de C.V Operating expenses also included approximately $121,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and nine months ended September 30, 2001, the Trust recorded income of $502,154 and $618,686, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $13,471 and $29,871, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 8.)

The Trust's income from MILPI results from MILPI's indirect ownership of PLM common stock acquired in February 2001. PLM is an equipment leasing and asset management company.

During the three and nine months ended September 30, 2001, PLM recognized operating revenues of approximately $3,434,000 and approximately $8,770,000, respectively. Revenues for the three months ended September 30, 2001 are comprised primarily of management fees of approximately $1,375,000 and $1,847,000 of acquisition and lease negotiation fees. Revenues for the nine months ended September 30, 2001 are comprised primarily of management fees of approximately $4,362,000, acquisition and lease negotiation fees of approximately $2,032,000 and operating lease income of approximately $695,000.

During the three and nine months ended September, 30, 2001, PLM incurred total operating expenses of approximately $1,216,000 and approximately $5,665,000, respectively. Operating expenses for the three months ended September 30, 2001 are comprised primarily of general and administrative expenses of approximately $658,000 and operations support expenses of approximately $453,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,054,000 and operations support expenses of approximately $1,092,000, which include salary and office-related expenses for operational activities.

During the three and nine months ended September 30, 2001, PLM recognized other income of approximately $101,000 and $270,000, approximately, comprised primarily of interest income earned on investments. During the three and nine months ended September 30, 2001, PLM also incurred income tax expense of approximately $882,000 and $1,304,000, respectively.


Real  Estate
------------

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $3,229 and $16,752, respectively, for the three and nine months ended September 30, 2001 compared to $15,448 and $43,904, respectively, for the same periods in 2000. Interest expense will decrease in the future as payments reduce the outstanding principal balance of the note.

Management fees for non-equipment assets were $40,483 and $112,166, respectively, for the three and nine months ended September 30, 2001 compared to $19,938 and $58,037, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

For the three and nine months ended September 30, 2001, the Trust recorded a loss of $13,134 and $509,537, respectively, compared to $14,964 and $86,300, respectively, for the same periods of 2000 from its ownership interest in Kettle Valley. These losses represent the Trust's share of the net loss of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,050 and $48,150, respectively, during the each of the three and nine month periods ended September 30, 2001 and 2000, in connection with its interest in Kettle Valley. (See Note 6.)

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 10 additional units are under construction.

During the three and nine months ended September 30, 2001, Kettle Valley recorded revenues of $766,593 and $1,951,907, respectively, compared to $1,162,731 and $2,658,316, respectively, for the same periods in 2000. The decrease in revenues for both the three and nine month periods is the result of a decrease in the number of lot and home sales.

Kettle Valley incurred total expenses of $798,006 and $2,746,612 during the three and nine months ended September 30, 2001, respectively, compared to $1,223,447 and $3,077,402, respectively, for the same periods in 2000. Total expenses decreased $425,441 and $330,790, respectively, for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The decrease in expenses is the result of a decrease in the number of lot and home sales discussed above.

The Trust also has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). (See Note 7).

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

For the three and nine month periods ended September 30, 2001, the Trust recorded a loss of $439,434 and income of $179,149, respectively, from its ownership interest in EFG Kirkwood. For the three and nine months ended
September 30, 2000, the Trust recorded a loss of $429,838 and $96,151, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and nine months ended September 30, 2001 and 2000 may not be indicative of future periods (See Note
7).

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the nine months ended September 30, 2001, Mountain Resort recorded total revenues of $22,378,487 compared to $21,649,975 for the same period in 2000. The increase in total revenues from 2000 to 2001 of $728,512 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues and other operations revenues increased approximately $2,350,000 and approximately $927,000, respectively, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 260,000 skiers for the nine months ended in 2001 as compared to 181,000 for the same period in 2000.

Residential-related revenues decreased approximately $2,549,000 for the nine months ended 2001 as compared to 2000. Construction was completed on a 40-unit condominium residential and commercial building in December 1999 and as a result, a significant number of condominium sales closed in January 2000. For the nine months ended September 30, 2001, residential revenues were approximately $513,000 compared to residential revenues of approximately $3,062,000 for the same period in 2000.

During the nine months ended September 30, 2001, Kirkwood recorded total expenses of $21,535,057 compared to $20,322,407 for the same period in 2000. The increase in total expenses of $1,212,650 from 2000 to 2001 is the result an increase in ski-related expenses offset by a decrease in residential-related expenses.

Ski-related expenses and other operations expenses increased approximately $2,392,000 and approximately $555,000, respectively, as a result of an increase in ski-related revenues and other operations revenues, as discussed above. Residential-related expenses decreased approximately $1,734,000 as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2001 compared to the same period in 2000, as also discussed above.

Purgatory Ski Resort ("Purgatory") is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services, with the remainder of revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

During the nine months ended September 30, 2001, Purgatory recorded total revenues of $12,014,674 compared to $9,693,552 for the same period of 2000. The increase in total revenues from 2000 to 2001 of $2,321,122 is the result of improved weather conditions during the winter season,which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 240,000 skiers for the nine months ended September 30, 2001 compared to 176,000 skiers in the same period of 2000.

Total expenses were $11,542,289 for the nine months ended September 30, 2001 compared to $11,388,497 for the same period in 2000. The increase in total expenses for the nine months ended September 30, 2001 compared to the same period in 2000 of $153,792 is a result of an increase in operating expenses of $423,771, due to an increase in the number of skiers, discussed above, offset by a decrease in financing costs of $296,979.


NOTE  14  -  NEW  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (collectively the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Trust will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statements is not anticipated to have a material impact on the Trust's financial statements. During 2002, the Trust will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Trust.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Trust will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, which is not anticipated to have an impact on the Trust's earnings or financial position.

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

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood LLC ("EFG Kirkwood") and EFG Kettle Development LLC ("Kettle Valley"). The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

The events of September 11, 2001 and the slowing U.S. economy could have an adverse effect on market values for the Trust's assets and the Trust's ability to negotiate future lease agreements. Notwithstanding the foregoing, it currently is not possible for the Managing Trustee to determine the long-term effects, if any, that these events may have on the economic performance of the Trust's equipment portfolio. Approximately 77% of the Trust's equipment portfolio consists of commercial jet aircraft. The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of most airlines. While it is currently not possible for the Managing Trustee to determine the ultimate long-term economic consequences of these events to the Trust, the Managing Trustee expects that the resulting decline in air travel will suppress market prices for used aircraft in the short term and could inhibit the viability of the airline industry. In the event of a default by an aircraft lessee, the Trust could suffer material losses. At September 30, 2001, the Trust has collected substantially all rents owed from aircraft lessees. In addition, through its membership interest in EFG Kirkwood LLC, the Trust has an interest in two ski resorts that could be adversely affected by potential declines in vacation travel resulting from the events of September 11, 2001. The Managing Trustee is monitoring developments in the airline and resort industries and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"). MILPI owns MILPI Acquisition Corp., ("MILPI Acquisition") which owns the majority interest in PLM International, Inc., ("PLM") an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust's ownership interests in EFG Kirkwood and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2001 and 2000 is summarized below.

                                             Three months ended     Nine months ended
                                                September 30,        September 30,
                                            2001         2000          2001         2000
Total Income:
   Equipment leasing                     $1,926,882   $2,729,337   $ 5,428,546   $7,773,141
   Real estate                             (452,568)    (444,802)     (330,388)    (182,451)
                                         -----------  -----------  ------------  -----------
     Total                               $1,474,314   $2,284,535   $ 5,098,158   $7,590,690
                                         ===========  ===========  ============  ===========

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                     $  299,300   $  237,937   $ 1,197,588   $  765,843
   Real estate                               40,483       19,938       112,166       58,037
                                         -----------  -----------  ------------  -----------
     Total                               $  339,783   $  257,875   $ 1,309,754   $  823,880
                                         ===========  ===========  ============  ===========

Interest Expense:
   Equipment leasing                     $  346,721   $  603,657   $ 1,566,744   $1,853,707
   Real estate                                3,229       15,448        16,752       43,904
                                         -----------  -----------  ------------  -----------
     Total                               $  349,950   $  619,105   $ 1,583,496   $1,897,611
                                         ===========  ===========  ============  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $1,302,574   $1,456,594   $ 3,961,917   $4,422,566
   Real estate                               16,050       16,050        48,150       48,150
                                         -----------  -----------  ------------  -----------
     Total                               $1,318,624   $1,472,644   $ 4,010,067   $4,470,716
                                         ===========  ===========  ============  ===========

 Net Income (Loss)                       $ (534,043)  $  (65,089)  $(1,805,159)  $  398,483
                                         ===========  ===========  ============  ===========




Three  and  nine  months ended September 30, 2001 compared to the three and nine
--------------------------------------------------------------------------------
months  ended  September  30,  2000:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine month periods ended September 30, 2001, the Trust recognized lease revenue of $1,391,391 and $4,129,068, respectively, compared to $1,686,718 and $5,749,484, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as operating lease revenue during the nine months ended September 30, 2001 and its share of the maintenance payment was $35,440, which is accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and nine month periods ended September 30, 2001 was $26,898 and $141,191, respectively, compared to $167,452 and $446,436, respectively, for the same periods in 2000. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

During the three and nine month periods ended September 30, 2001, the Trust sold equipment having a net book value of $970 and $110,038, respectively to existing lessees and third parties. These sales resulted in a net loss and a net gain, for financial statement purposes, of $13,868 and $406,879, respectively.

During the three and nine month periods ended September 30, 2000, the Trust sold equipment having a net book value of $700,240 and $856,256, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $830,404 and $1,173,823, respectively.

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

During the nine months September 30, 2000, the Trust sold investment securities having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 11.) During the quarter ended September 30, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $296,577, including $112,590 of income related to the guarantee agreement recognized during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $231,700 and recognized total income of $317,319 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.

Depreciation expense for the three and nine month periods ended September 30, 2001 was $1,262,838 and $3,853,255, respectively, compared to $1,430,331 and
$4,347,180, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. In addition, the Trust recorded amortization expense of $26,265 and $78,791 during the three and nine month periods ended September 30, 2001 compared to $26,263 and $75,386, respectively, for the same periods in 2000, in connection with certain capitalized deferred financing costs.

Interest expense for the three and nine month periods ended September 30, 2001 was $346,721 and $1,566,744, respectively, compared to $603,657 and $1,853,707, respectively, for the same periods in 2000. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $21,731 and $156,917 for the three and nine month periods ended September 30, 2001 compared to $80,465 and $273,562, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees included a fee of 1% of the cost of the MILPI interests.

Operating expenses were $277,569 and $1,040,671 during the three and nine month periods ended September 30, 2001 compared to $157,472 and $492,281, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $157,000 for ongoing legal matters and approximately
$268,000 for remarketing costs related to the re-lease of aircraft leased to Scandinavian Airlines System ("SAS") and Aerovias de Mexico, S.A. de C.V. Operating expenses also included approximately $121,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and nine months ended September 30, 2001, the Trust recorded income of $502,154 and $618,686, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $13,471 and $29,871, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 8 to the financial statements.)

The Trust's income from MILPI results from MILPI's indirect ownership of PLM common stock acquired in February 2001. PLM is an equipment leasing and asset management company.

During the three and nine months ended September 30, 2001, PLM recognized operating revenues of approximately $3,434,000 and approximately $8,770,000, respectively. Revenues for the three months ended September 30, 2001 are comprised primarily of management fees of approximately $1,375,000 and $1,847,000 of acquisition and lease negotiation fees. Revenues for the nine months ended September 30, 2001 are comprised primarily of management fees of approximately $4,362,000, acquisition and lease negotiation fees of approximately $2,032,000 and operating lease income of approximately $695,000.

During the three and nine months ended September, 30, 2001, PLM incurred total operating expenses of approximately $1,216,000 and approximately $5,665,000, respectively. Operating expenses for the three months ended September 30, 2001 are comprised primarily of general and administrative expenses of approximately $658,000 and operations support expenses of approximately $453,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,054,000 and operations support expenses of approximately $1,092,000, which include salary and office-related expenses for operational activities.

During the three and nine months ended September 30, 2001, PLM recognized other income of approximately $101,000 and $270,000, approximately, comprised primarily of interest income earned on investments. During the three and nine months ended September 30, 2001, PLM also incurred income tax expense of approximately $882,000 and $1,304,000, respectively.



Real  Estate
------------

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $3,229 and $16,752, respectively, for the three and nine months ended September 30, 2001 compared to $15,448 and $43,904, respectively, for the same periods in 2000. Interest expense will decrease in the future as payments reduce the outstanding principal balance of the note.

Management fees for non-equipment assets were $40,483 and $112,166, respectively, for the three and nine months ended September 30, 2001 compared to $19,938 and $58,037, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust has a 49.4% ownership interest in Kettle Valley. Kettle Valley is a joint venture among the Trust and an affiliated trust formed for the purpose of acquiring a 49.9% indirect ownership interest in a Canadian real estate development in Kelowna, British Columbia in Canada. AFG ASIT Corporation manages Kettle Valley and the development is managed by a Canadian affiliate of EFG.

For the three and nine months ended September 30, 2001, the Trust recorded a loss of $13,134 and $509,537, respectively, compared to $14,964 and $86,300, respectively, for the same periods of 2000 from its ownership interest in Kettle Valley. These losses represent the Trust's share of the net loss of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,050 and $48,150, respectively, during the each of the three and nine month periods ended September 30, 2001 and 2000, in connection with its interest in Kettle Valley. (See Note 6 to the financial statements.)

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 10 additional units are under construction.

During the three and nine months ended September 30, 2001, Kettle Valley recorded revenues of $766,593 and $1,951,907, respectively, compared to $1,162,731 and $2,658,316, respectively, for the same periods in 2000. The decrease in revenues for both the three and nine month periods is the result of a decrease in the number of lot and home sales.

Kettle Valley incurred total expenses of $798,006 and $2,746,612 during the three and nine months ended September 30, 2001, respectively, compared to $1,223,447 and $3,077,402, respectively, for the same periods in 2000. Total expenses decreased $425,441 and $330,790, respectively, for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The decrease in expenses is the result of a decrease in the number of lot and home sales discussed above.

The Trust also has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele Group, Inc. and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). See Note 7 to the financial statements.

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

For the three and nine month periods ended September 30, 2001, the Trust recorded a loss of $439,434 and income of $179,149, respectively, from its ownership interest in EFG Kirkwood. For the three and nine months ended
September 30, 2000, the Trust recorded a loss of $429,838 and $96,151, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and nine months ended September 30, 2001 and 2000 may not be indicative of future periods (See Note 7 to the financial statements).

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the nine months ended September 30, 2001, Mountain Resort recorded total revenues of $22,378,487 compared to $21,649,975 for the same period in 2000. The increase in total revenues from 2000 to 2001 of $728,512 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues and other operations revenues increased approximately $2,350,000 and approximately $927,000, respectively, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 260,000 skiers for the nine months ended in 2001 as compared to 181,000 for the same period in 2000.

Residential-related revenues decreased approximately $2,549,000 for the nine months ended 2001 as compared to 2000. Construction was completed on a 40-unit condominium residential and commercial building in December 1999 and as a result, a significant number of condominium sales closed in January 2000. For the nine months ended September 30, 2001, residential revenues were approximately $513,000 compared to residential revenues of approximately $3,062,000 for the same period in 2000.

During the nine months ended September 30, 2001, Kirkwood recorded total expenses of $21,535,057 compared to $20,322,407 for the same period in 2000. The increase in total expenses of $1,212,650 from 2000 to 2001 is the result an increase in ski-related expenses offset by a decrease in residential-related expenses.

Ski-related expenses and other operations expenses increased approximately $2,392,000 and approximately $555,000, respectively, as a result of an increase in ski-related revenues and other operations revenues, as discussed above. Residential-related expenses decreased approximately $1,734,000 as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2001 compared to the same period in 2000, as also discussed above.

Purgatory Ski Resort ("Purgatory") is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services, with the remainder of revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

During the nine months ended September 30, 2001, Purgatory recorded total revenues of $12,014,674 compared to $9,693,552 for the same period of 2000. The increase in total revenues from 2000 to 2001 of $2,321,122 is the result of improved weather conditions during the winter season,which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 240,000 skiers for the nine months ended September 30, 2001 compared to 176,000 skiers in the same period of 2000.

Total expenses were $11,542,289 for the nine months ended September 30, 2001 compared to $11,388,497 for the same period in 2000. The increase in total expenses for the nine months ended September 30, 2001 compared to the same period in 2000 of $153,792 is a result of an increase in operating expenses of $423,771, due to an increase in the number of skiers, discussed above, offset by a decrease in financing costs of $296,979.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,122,156 and $8,109,233 for the nine months ended September 30, 2001 and 2000, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At September 30, 2001, the Trust was due aggregate future minimum lease payments of $8,612,410 from contractual lease agreements (see Note 4 to the financial statements), which will be used to amortize the principal balance of notes payable of $24,440,536 (see Note 10 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as a greater level of the Trust's equipment assets become available for remarketing, the cash flows of the Trust will become less predictable.

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

The Trust has a 36% membership interest in MILPI having an original cost of $8,187,653. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,839,260, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $78,393 and capitalized transaction costs of $270,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at September 30, 2001. During the quarter ended June 30, 2001, the Trusts obtained additional information to refine the estimate of the fair value of the underlying net assets of MILPI at February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $377,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $29,871 for the nine months ended September 30, 2001. The Trust's ownership interest in MILPI is accounted for on the equity method, as described above.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

During the nine months ended September 30, 2000, the Trust expended $617,065 for its interest in EFG Kirkwood (see Note 7 to the financial statements) and $146,450 for other investments. During the nine month periods ended September 30, 2001 and 2000, the Trust realized net cash proceeds from equipment disposals of $516,917 and $2,030,079, respectively. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of investment securities of $214,608 during the nine months ended September 30, 2000.

The Trust has 49.4% ownership interest in Kettle Valley. Kettle Valley is a joint venture among the Trust and an affiliated trust formed for the purpose of acquiring a 49.9% indirect ownership interest in a Canadian real estate development in Kelowna, British Columbia in Canada. AFG ASIT Corporation manages Kettle Valley and the development is managed by a Canadian affiliate of EFG (See Note 6 to the financial statements).

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

The Trust obtained long-term financing in connection with certain equipment leases and its interest in Kettle Valley. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities on the accompanying Statement of Cash Flows. At September 30, 2001, the Trust had debt obligations outstanding totaling $24,440,536. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligations of $15,806,720 and $4,594,449 at the expiration of the lease terms related to its interest in aircraft leased to SAS in December 2003, and Emery Worldwide in July 2002, respectively.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno, to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years (see Results of Operations). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Trust's share was $471,032. The Trust used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $493,137 and accrued interest and fees of $7,347.

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

Historically, cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries had been declared and generally paid within 45 days following the end of each calendar month. No cash distributions were declared for either of the nine month periods ended September 30, 2001 or 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

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

  Item 6(a).  Exhibits
  .           Response:  None

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


                             AFG Investment Trust D


By:         AFG  ASIT  Corporation,  a  Massachusetts
              corporation  and  the  Managing  Trustee  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  ASIT  Corporation
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     November  19,  2001
          -------------------