Form 10-Q
period 2002-03-31
AFG INVESTMENT TRUST D
filed 2002-05-17
CIK 879497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended      MARCH 31, 2002
                                              -------------------

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

                             AFG INVESTMENT TRUST D

                                    FORM 10-Q

                                      INDEX







PART I. FINANCIAL INFORMATION:                                           Page
                                                                         ----
     Item 1. Financial Statements

                Statement of Financial Position
                at March 31, 2002 and December 31, 2001                     3

                Statement of Operations
                for the three months ended March 31, 2002 and 2001          4

                Statement of Changes in Participants' Capital
                for the three months ended March 31, 2002                   5

                Statement of Cash Flows
                for the three months ended March 31, 2002 and 2001          6

                Notes to the Financial Statements                           7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       19

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    28


PART II. OTHER INFORMATION:

     Item 1 - 6                                                            29

                             AFG INVESTMENT TRUST D

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                             March 31,      December 31,
                                                                2002            2001
                                                           --------------  --------------
ASSETS

Cash and cash equivalents                                  $     332,864   $   1,887,691
Rents receivable                                                 568,290         575,135
Accounts receivable - affiliate                                   43,813          62,305
Loan receivable - EFG/Kettle Development LLC                     142,685         171,867
Investment - affiliate                                           552,813         552,813
Interest in EFG/Kettle Development LLC                         3,723,495       3,823,330
Interest in EFG Kirkwood LLC                                   3,353,586       2,252,054
Interest in MILPI Holdings, LLC                               10,226,232       9,019,670
Interest in C & D IT LLC                                       1,000,000               -
Investments - other                                              210,848         210,848
Other assets, net of accumulated amortization
  of $88,518 and $78,305 at March 31, 2002
  and December 31, 2001, respectively                            514,986         490,262
Equipment at cost, net of accumulated depreciation
  of $32,177,424 and $31,024,959 at March 31, 2002
  and December 31, 2001, respectively                         26,173,711      27,375,222
                                                           --------------  --------------

      Total assets                                         $  46,843,323   $  46,421,197
                                                           ==============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $  23,393,071   $  24,070,114
Note payable - affiliate                                         589,105               -
Accrued interest                                                 131,481         251,022
Accrued liabilities                                               70,578         140,270
Accrued liabilities - affiliates                                  73,716         156,233
Deferred rental income                                           271,442         289,553
Other liabilities                                              1,557,996       1,557,996
                                                           --------------  --------------
     Total liabilities                                        26,087,389      26,465,188
                                                           --------------  --------------


Participants' capital (deficit):
   Managing Trustee                                                7,169         (83,064)
   Special Beneficiary                                            59,141               -
   Class A Beneficiary interests (1,934,755 interests;
     initial purchase price of $25 each)                      22,178,187      21,654,395
   Class B Beneficiary interests (3,142,083 interests;
     initial purchase price of $5 each)                          126,759               -
   Treasury interests (154,275 Class A interests at cost)     (1,615,322)     (1,615,322)
                                                           --------------  --------------
     Total participants' capital                              20,755,934      19,956,009
                                                           --------------  --------------

     Total liabilities and participants' capital           $  46,843,323   $  46,421,197
                                                           ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                       2002            2001
                                                   ------------    ------------
INCOME
Lease revenue                                     $   1,299,953   $   1,334,307
Interest income                                           4,882          73,777
Gain on sale of equipment                                 8,500         411,379
Other income                                                  -          39,691
                                                  --------------  --------------
  Total income                                        1,313,335       1,859,154
                                                  --------------  --------------

EXPENSES

Depreciation and amortization                         1,211,724       1,350,393
Interest expense                                        313,018         602,500
Interest expense - affiliate                              3,226               -
Management fees - affiliates                            108,733          97,729
Operating expenses - affiliate                          101,739         441,285
                                                  --------------  --------------
  Total expenses                                      1,738,440       2,491,907
                                                  --------------  --------------

EQUITY INTERESTS

Equity in net loss of EFG/Kettle Development LLC        (99,835)        (58,091)
Equity in net income of EFG Kirkwood LLC              1,101,532       1,178,512
Equity in net income of MILPI Holdings, LLC             223,333          40,637
                                                  --------------  --------------
  Total income from equity interests                  1,225,030       1,161,058
                                                  --------------  --------------

Net income                                        $     799,925   $     528,305
                                                  ==============  ==============


Net income
   per Class A Beneficiary Interest               $        0.27   $        0.20
                                                  ==============  ==============
   per Class B Beneficiary Interest               $        0.04   $        0.03
                                                  ==============  ==============
Cash distributions declared
   per Class A Beneficiary Interest               $           -   $           -
                                                  ==============  ==============
   per Class B Beneficiary Interest               $           -   $           -
                                                  ==============  ==============




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


                               Managing           Special
                               Trustee            Beneficiary       Class A Beneficiaries                    Class B Beneficiaries
                               Amount             Amount            Interests              Amount            Interests
                               -----------------  ----------------  ---------------------  ----------------  ---------------------
 Balance at December 31, 2001  $        (83,064)  $              -              1,934,755  $     21,654,395              3,142,083

   Net income                            90,233             59,141                      -           523,792                      -
                               -----------------  ----------------  ---------------------  ----------------  ---------------------

 Balance at March 31, 2002     $          7,169   $         59,141              1,934,755  $     22,178,187              3,142,083
                               =================  ================  =====================  ================  =====================


                                                 Treasury
                               Amount            Interests          Total
                               ----------------  -----------------  ----------------
 Balance at December 31, 2001  $              -  $     (1,615,322)  $     19,956,009

   Net income                           126,759                 -            799,925
                               ----------------  -----------------  ----------------

 Balance at March 31, 2002     $        126,759  $     (1,615,322)  $     20,755,934
                               ================  =================  ================


















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                            2002            2001
                                                        ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                $799,925        $528,305
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                            1,211,724       1,350,393
Gain on sale of equipment                                 (8,500)        (411,379)
Income from equity interests                            (1,225,030)     (1,161,058)
Changes in assets and liabilities:
Rents receivable                                           6,845          508,908
Accounts receivable - affiliate                            18,492         236,309
Guarantee fee receivable                                     -            (33,945)
Loan receivable - EFG/Kettle Development LLC               29,182            -
Interest receivable                                          -            (7,909)
Other assets                                              (34,937)         32,503
Accrued interest                                         (119,541)         45,330
Accrued liabilities                                       (69,692)       (106,312)
Accrued liabilities - affiliates                          (82,517)         66,575
Deferred rental income                                    (18,111)         3,922
                                                       --------------  --------------
Net cash provided by operating activities                 507,840        1,051,642
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                              8,500          432,466
Investment - affiliate                                       -             14,500
Investments - other                                          -              500
Interest in C & D IT LLC                                (1,000,000)          -
Dividend received from MILPI Holdings, LLC               1,000,092           -
Interest in MILPI Holdings, LLC                         (1,983,321)     (7,485,653)
                                                       --------------  --------------
Net cash used in investing activities                   (1,974,729)     (7,038,187)
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from note payable - affiliate                    589,105            -
Principal payments - notes payable                       (677,043)      (1,183,353)
                                                       --------------  --------------
Net cash used in financing activities                     (87,938)      (1,183,353)
                                                       --------------  --------------

Net decrease in cash and cash equivalents               (1,554,827)     (7,169,898)
Cash and cash equivalents at beginning of period         1,887,691       9,042,889
                                                       --------------  --------------
Cash and cash equivalents at end of period                $332,864       $1,872,991
                                                       ==============  ==============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                  $432,559        $557,170
                                                       ==============  ==============








   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)



NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2001 Annual Report (Form 10-K/A) of AFG Investment Trust D (the "Trust"). Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2001 Annual Report included in Form 10-K/A.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 and results of operations for the three months ended March 31, 2002 and 2001 have been made and are reflected.

On May 16, 2002, the Trust filed Form 10-K/A with the Securities and Exchange Commission to restate its financial statements for the years ended December 31, 2001 and 2000. The financial position, results of operations, and cash flows for the interim periods of 2001 disclosed herein reflect the revised amounts as reported in the 2001 Form 10-K/A.


NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as AFG ASIT Corporation, the managing trustee of the Trust ("Managing Trustee") and the Trust's Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents are due as follows:

For the year ending March 31,   2003  $4,057,758
                                2004   2,041,102
                                2005     138,216
                                2006      23,036
                                      ----------

                               Total  $6,260,112
                                      ==========




NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at March 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  -------------
Aircraft                                              3-39  $ 45,014,136
Locomotives                                              0     8,312,342
Construction and mining                                0-3     2,521,909
Materials handling                                    0-14     2,016,339
Research and test                                        0       338,749
Tractors and heavy duty trucks                          16       105,350
Computers and peripherals                                0        42,310
                                                            -------------
   Total equipment cost                                       58,351,135
   Accumulated depreciation                                  (32,177,424)
                                                            -------------
   Equipment, net of accumulated depreciation               $ 26,173,711
                                                            =============


At March 31, 2002, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $31,428,000, representing approximately 54% of total equipment cost.

In April 2002, the Trust executed an agreement with an existing lessee, Emery Worldwide ("Emery"), to early terminate the lease of a McDonnell Douglas DC-8-73 aircraft that had been scheduled to expire in July 2002. Emery paid an early termination fee of $566,000 and a payment of $1,250,000 for certain maintenance required under the existing lease agreement. The Managing Trustee is currently in negotiations for the re-lease of this aircraft.

Certain of the equipment and related lease payment streams were used to secure the term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $45,014,000 and a net book value of approximately $23,597,000 at March 31, 2002.

At March 31, 2002, the cost and net book value of equipment held for sale or re-lease was approximately $8,312,000 and $2,539,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE  4  -  INTEREST  IN  EFG/KETTLE  DEVELOPMENT  LLC
------------------------------------------------------

On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 11 additional units are under construction. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

The Trust's ownership share in EFG/Kettle Development LLC is 49.396% and had a cost of $4,365,372, including a 1% acquisition fee of $43,222 paid to EFG. This acquisition was funded with cash of $3,064,700 and a non-recourse note for $1,300,672, which was repaid as of December 31, 2001.

The Trust's cost basis in this joint venture was approximately $642,000 greater than its equity interest in the underlying net assets at December 31, 1999. Through December 31, 2001, this difference was amortized using a period of 10 years. The amount amortized had been included in amortization expense as an offset to EFG/Kettle Development LLC and was $16,050 during the quarter ended March 31, 2001. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142"), the discontinuance of goodwill amortization was effective as of January 1, 2002.
SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

The Trust accounts for its interest in Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's interest is (i) increased (decreased) to reflect the Trust's share of income (loss) of the joint venture and (ii) decreased to reflect any distributions the Trust received from the joint venture. The Trust's interest was decreased by $99,835 and $58,091, respectively, during the periods ended March 31, 2002 and 2001, reflecting its share of loss from Kettle Valley.

In addition, the seller purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,488,403, or 49.396% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is included in Other Liabilities on the accompanying Statement of Financial Position at both March 31, 2002 and December 31, 2001.

The  table  below  provides comparative summarized income statement data for KVD
LP. KVD LP has a January 31 fiscal year end. The Trust has a December 31 fiscal year end. The operating results of KVD LP shown below have been conformed to the three months ended March 31, 2002 and 2001.


                    Three           Three
                 months ended    months ended
                  March 31,       March 31,
                     2002            2001
                --------------  --------------
Total revenues  $     248,138   $     619,529
Total expenses       (384,827)       (855,205)
                --------------  --------------
Net loss        $    (136,689)  $    (235,677)
                ==============  ==============



 EFG/Kettle Development LLC owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the three months ended March 31, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from EFG/Kettle Development includes a loss of $66,180 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.


NOTE  5  -  INTEREST  IN  EFG  KIRKWOOD  LLC
--------------------------------------------

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

On May 1, 2000, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC ("Mountain Springs"). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common membership interests and 100% of the Class B Preferred membership interests in an entity that owns the Purgatory Ski Resort ("Purgatory") in Durango, Colorado.

The Trust's ownership interest in EFG Kirkwood had an original cost of $2,995,615; including a 1% acquisition fee of $29,660 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded income of $1,101,532 and $1,178,512 for the three month periods ended March 31, 2002 and 2001, respectively, representing its pro-rata share of the net income of EFG Kirkwood.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three months ended March 31, 2002 and 2001. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been conformed to the three months ended March 31, 2002 and 2001.


                           Three           Three
                        months ended    months ended
                         March 31,       March 31,
                            2002            2001
                       --------------  --------------
Mountain Resort:
Total revenues         $  16,405,337   $  16,160,809
Total expenses           (11,205,448)    (11,283,226)
Income taxes                  (5,804)             --
                       --------------  --------------
Net income             $   5,194,085   $   4,877,583
                       ==============  ==============

Purgatory Ski Resort:
Total revenues         $   9,403,054   $  10,386,704
Total expenses            (6,108,520)     (5,977,723)
                       --------------  --------------
Net income             $   3,294,534   $   4,408,981
                       ==============  ==============




NOTE  6  -INTEREST  IN  MILPI  HOLDINGS,  LLC
---------------------------------------------

In December 2000, the Trusts formed MILPI, which formed MILPI Acquisition Corp. ("MILPI Acquisition), a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interest in MILPI and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000 ($432,000 for the Trust). MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM International, Inc., ("PLM"), an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. The Trust's 36% membership interest in MILPI, prior to its additional acquisition in February 2002 described below, had a cost of $7,987,757, including associated fees and capitalized costs. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition would merge into PLM, with PLM being the surviving entity. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting on February 6, 2002.

On February 7, 2002, the Trust and AFG Investment Trust C ("Trust C") provided approximately $4.4 million to acquire the remaining 17% of PLM's outstanding common stock, of which $1,983,321 (including acquisition fees of $19,636) was contributed by the Trust. The funds were obtained from existing resources and internally generated funds and by means of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $589,105 that bears interest at LIBOR plus 200 basis points. Subsequent to the merger, the Trust's ownership interest increased from 36% to 37.5%.

At March 31, 2002, the Trust has a 37.50% membership interest in MILPI having an original cost of $9,971,078. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $9,802,945, capitalized transaction costs of $70,104 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $98,029. The Trust capitalized these transaction costs, of which $2,929 was amortized during the quarter ended March 31, 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $223,333 and $40,637, respectively, during the three month periods ended March 31, 2002 and 2001, representing its pro-rata share of the net income of MILPI. On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $1,000,092.

The table below provides summarized income statement data for MILPI for the three months ended March 31, 2002 and 2001. As discussed above, approximately 83% of PLM's common stock was acquired in February 2001 with the remaining interest acquired in February 2002.


                              Three months      Three months
                                 ended             ended
                             March 31, 2002    March 31, 2001
                            ----------------  ----------------
Total revenues              $     1,702,041   $     3,206,716
Total expenses                     (885,179)       (1,895,332)
                            ----------------  ----------------
Income before income taxes          816,862         1,311,384
Provision for income taxes         (263,847)         (254,000)
                            ----------------  ----------------

Net income                  $       553,015   $     1,057,384
                            ================  ================



NOTE  7  -  INTEREST  IN  C  &  D  IT  LLC
------------------------------------------

In March 2002, the Trust and Trust C formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by each of the Trust and Trust C (the "C & D Joint Venture") to which each Trust contributed $1 million. The C & D Joint Venture was formed for the purpose of making a conditional contribution of $2.0 million to BMLF/BSLF II Rancho Malibu Limited Partnership ("Rancho Malibu Limited Partnership") in exchange for 25% of the interests in Rancho Malibu Limited Partnership (the "C & D Joint Venture Contribution"). The C & D Joint Venture was admitted to Rancho Malibu Limited Partnership as a co-managing general partner pursuant to the terms of an amendment to Rancho Malibu Limited Partnership Agreement. The other partners in Rancho Malibu Limited Partnership are Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust C. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the Note is $14,250,000 plus accrued interest as of December 31, 2001.

The C & D Joint Venture possesses the right to withdraw the C & D Joint Venture Contribution from Rancho Malibu Limited Partnership if the transactions have not taken place within ninety days of the receipt by Rancho Malibu Limited Partnership of notice from the C & D Joint Venture that the requisite consents of the beneficiaries of the Trust and Trust C have been received. This right of the C & D Joint Venture is secured by a pledge of 50% of the capital stock of Rancho Malibu Corp. and 50% of the interests in Rancho Malibu Limited Partnership held by Semele and Rancho Malibu Corp.


NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2002 and 2001, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                   2002      2001
                                 --------  --------
Acquisition fees                 $ 19,636  $ 78,393
Management fees                   108,733    97,729
Administrative charges             59,922    41,265
Reimbursable operating expenses
   due to third parties            41,817   400,020
                                 --------  --------

          Total                  $230,108  $617,407
                                 ========  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 2002, the Trust was owed $43,813 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 2002.


NOTE  9  -  NOTES  PAYABLE  AND  NOTES  PAYABLE  -  AFFILIATE
-------------------------------------------------------------

Notes payable at March 31, 2002 consisted of installment notes of $23,393,071 payable to banks and institutional lenders. One of the notes has a fixed rate of 9.176% and the other two notes bear fluctuating interest rates based on LIBOR plus a margin. All of the installment notes are non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments. Generally, the equipment-related installments notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $15,806,720 and $4,954,449 at the expiration of the lease terms related to its interest in aircraft leased to Scandinavian Airlines System ("SAS") in December 2003 and Emery Worldwide, originally scheduled to expire in July 2002, respectively.

Management believes that the carrying amount of the note payable approximates fair value at March 31, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  installment  notes  payable  are  as  follows:

  For the year ending March 31,   2003  $ 6,503,006
                                  2004   16,733,620
                                  2005      131,259
                                  2006       25,186
                                        -----------
                                 Total  $23,393,071
                                        ===========


Notes payable - affiliate at March 31, 2002 consisted of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $589,105. The note bears interest at LIBOR plus 200 basis points.


NOTE  10  -  CONTINGENCIES
--------------------------

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood, C & D IT LLC and Kettle Valley. The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.


NOTE  11  -  OPERATING  SEGMENTS
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust's ownership interests in EFG Kirkwood, C & D IT LLC, and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                           2002         2001
                                        -----------  -----------
Total Income (1):
   Equipment leasing                    $ 1,313,335  $ 1,859,154
   Real estate                                    -            -
                                        -----------  -----------
     Total                              $ 1,313,335  $ 1,859,154
                                        ===========  ===========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                    $   190,433  $   507,374
   Real estate                               20,039       31,640
                                        -----------  -----------
     Total                              $   210,472  $   539,014
                                        ===========  ===========

Interest Expense:
   Equipment leasing                    $   316,244  $   594,576
   Real estate                                    -        7,924
                                        -----------  -----------
     Total                              $   316,244  $   602,500
                                        ===========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                    $ 1,211,724  $ 1,334,343
   Real estate                                    -       16,050
                                        -----------  -----------
     Total                              $ 1,211,724  $ 1,350,393
                                        ===========  ===========

 Equity Interests:
   Equipment leasing                    $   223,333  $    40,637
   Real estate                            1,001,697    1,120,421
                                        -----------  -----------
     Total                              $ 1,225,030  $ 1,161,058
                                        ===========  ===========

 Net Income:                            $   799,925  $   528,305
                                        ===========  ===========

 Capital Expenditures:
   Equipment leasing                    $ 1,983,321  $ 7,485,653
   Real estate                            1,000,000            -
                                        -----------  -----------
     Total                              $ 2,983,321  $ 7,485,653
                                        ===========  ===========

 Assets:
   Equipment leasing                    $38,623,557  $48,820,510
   Real estate                            8,219,766    8,114,219
                                        -----------  -----------
     Total                              $46,843,323  $56,934,729
                                        ===========  ===========


(1) Includes equipment leasing revenue of $1,299,953 and $1,334,307 for the three months ended March 31, 2002 and 2001, respectively.

Three  months  ended March 31, 2002 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2001:
-----

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three months ended March 31, 2002, the Trust recognized lease revenue of $1,299,953 compared to $1,334,307 for same period in 2000. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three months ended March 31, 2002 was $4,882 compared to $73,777 for the same period in 2001. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

During the three months ended March 31, 2002, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $8,500 compared to a net gain of $411,379 on equipment having a net book value of $21,087 during the same period in 2001.

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

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the quarter ended March 31, 2001, the Trust recognized income of $39,691 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $1,201,511 and $1,321,201 for the three months ended March 31, 2002 and 2001, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. In addition, the Trust recorded amortization expense of $10,213 during each of the three months ended March 31, 2002 and 2001 in connection with capitalized deferred financing costs.

Interest expense on third party debt was $313,018 and $594,576 for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Trust also incurred $3,226 of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $88,694 and $66,089 for the three months ended March 31, 2002 and 2001, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $101,739 and $441,285 during the three months ended March 31, 2002 and 2001, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters, approximately $104,000 for remarketing costs related to the re-lease of an aircraft leased to Scandinavian Airlines System, and also included approximately $121,400 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"), as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three months ended March 31, 2002 and 2001, the Trust recorded income of $223,333 and $40,637, respectively, from its ownership interest in MILPI. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. The Trust recorded $2,929 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001 and February 2002 (see discussion below). PLM is an equipment leasing and asset management company.

MILPI
-----

During the three months ended March 31, 2002 and 2001, MILPI recognized operating revenues of approximately $1,702,000 and $3,207,000, respectively. Revenues for the three months ended March 31, 2002 are comprised of management fees of approximately $1,498,000, interest income of approximately $137,000 and $67,000 of operating lease income. Revenues for the three months ended March 31, 2001 were comprised primarily of management fees of approximately $2,209,000, commissions and other fees of approximately $185,000, interest income of approximately $300,000 and operating lease income of approximately $513,000.

During the three months ended March 31, 2002 and 2001, MILPI incurred total operating expenses of approximately $885,000 and $1,895,000, respectively.
Operating expenses for the three months ended March 31, 2002 are comprised of operations support expenses of approximately $815,000 and depreciation and amortization of approximately $70,000. For the three months ended March 31, 2001, operating expenses were comprised primarily of operating expenses of approximately $1,652,000 and depreciation and amortization of approximately $243,000.

MILPI also incurred income tax expense of approximately $264,000 and $254,000 for the three months ended March 31, 2002 and 2001, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $20,039 and $31,640 for the quarters ended March 31, 2002 and 2001, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $7,924 for the three months ended March 31, 2001. This note was repaid as of December 31, 2001.

The Trust has an approximately 49% ownership interest in Kettle Valley (see discussion below). For the three months ended March 31, 2002 and 2001, the Trust recorded a loss of $99,835 and $58,091, respectively, from its ownership interest in Kettle Valley. These losses represent the Trust's share of the net losses of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,050 during the three months ended March 31, 2001, in connection with its interest in Kettle Valley.

The Trust owns 30% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three months ended March 31, 2002 and 2001, the Trust recorded income of 1,101,532 and $1,178,512, respectively, from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months ended March 31, 2002 and 2001 are not indicative of future periods. These three month periods include the periods of peak income activity for the resorts.

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

During the three months ended March 31, 2002, Mountain Resort recorded total revenues of approximately $16,405,000 compared to approximately $16,161,000 for the same period in 2001. The increase in total revenues from 2001 to 2002 of $244,000 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues increased approximately $2,304,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers.

Residential-related and other operations revenues decreased approximately $2,059,000 for the three months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three months ended March 31, 2002 and 2001, Mountain Resort recorded total expenses of approximately $11,205,000 and $11,283,000, respectively. The decrease in total expenses of approximately $78,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses.

Ski-related expenses increased approximately $1,659,000 as a result of an increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $1,737,000 as a result of a decrease in cost of sales from condominium units sold in the three months ended March 31, 2002 as compared to the same period in 2001, as also discussed above.

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

During the three months ended March 31, 2002, Purgatory recorded total revenues of approximately $9,403,000 compared to approximately $10,387,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $984,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $6,109,000 for the three months ended March 31, 2002 compared to approximately $5,978,000 for the same period in 2001. The increase in total expenses for the three months ended March 31, 2002 compared to the same period in 2001 of approximately $131,000 is a result of the decrease in the number of skiers, discussed above.

Kettle  Valley
--------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 11 additional units are under construction.

During the three months ended March 31, 2002 and 2001, Kettle Valley recorded revenues of $248,138 and $619,529, respectively, and incurred total expenses of $384,827 and $855,205, respectively. The decrease in revenues and total expenses is the result of a decrease in the number of lot and home sales.

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

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood LLC ("EFG Kirkwood"), C & D IT LLC and EFG/Kettle Development LLC ("Kettle Valley"). The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

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

Impairment  of  long-lived  assets:  On  a  regular  basis, the Managing Trustee
-----------------------------------
reviews  the net carrying value of equipment and equity investments to determine
-----
whether it can be recovered from undiscounted future cash flows. Adjustments to reduce the net carrying value of long-lived assets are recorded in those instances where estimated net realizable value is considered to be less than net carrying value and are reflected separately on the accompanying Statement of Operations as write-down of equipment. Inherent in the Trust's estimate of net realizable value are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Trust could be required to record impairment charges for these assets.

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

Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust's ownership interests in EFG Kirkwood, C & D IT LLC, and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                           2002         2001
                                        -----------  -----------
Total Income (1):
   Equipment leasing                    $ 1,313,335  $ 1,859,154
   Real estate                                    -            -
                                        -----------  -----------
     Total                              $ 1,313,335  $ 1,859,154
                                        ===========  ===========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                    $   190,433  $   507,374
   Real estate                               20,039       31,640
                                        -----------  -----------
     Total                              $   210,472  $   539,014
                                        ===========  ===========

Interest Expense:
   Equipment leasing                    $   316,244  $   594,576
   Real estate                                    -        7,924
                                        -----------  -----------
     Total                              $   316,244  $   602,500
                                        ===========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                    $ 1,211,724  $ 1,334,343
   Real estate                                    -       16,050
                                        -----------  -----------
     Total                              $ 1,211,724  $ 1,350,393
                                        ===========  ===========

 Equity Interests:
   Equipment leasing                    $   223,333  $    40,637
   Real estate                            1,001,697    1,120,421
                                        -----------  -----------
     Total                              $ 1,225,030  $ 1,161,058
                                        ===========  ===========

 Net Income:                            $   799,925  $   528,305
                                        ===========  ===========

 Capital Expenditures:
   Equipment leasing                    $ 1,983,321  $ 7,485,653
   Real estate                            1,000,000            -
                                        -----------  -----------
     Total                              $ 2,983,321  $ 7,485,653
                                        ===========  ===========

 Assets:
   Equipment leasing                    $38,623,557  $48,820,510
   Real estate                            8,219,766    8,114,219
                                        -----------  -----------
     Total                              $46,843,323  $56,934,729
                                        ===========  ===========


(1) Includes equipment leasing revenue of $1,299,953 and $1,334,307 for the three months ended March 31, 2002 and 2001, respectively.

Three  months  ended March 31, 2002 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2001:
-----

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three months ended March 31, 2002, the Trust recognized lease revenue of $1,299,953 compared to $1,334,307 for same period in 2000. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three months ended March 31, 2002 was $4,882 compared to $73,777 for the same period in 2001. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

During the three months ended March 31, 2002, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $8,500 compared to a net gain of $411,379 on equipment having a net book value of $21,087 during the same period in 2001.

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

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the quarter ended March 31, 2001, the Trust recognized income of $39,691 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $1,201,511 and $1,321,201 for the three months ended March 31, 2002 and 2001, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. In addition, the Trust recorded amortization expense of $10,213 during each of the three months ended March 31, 2002 and 2001 in connection with capitalized deferred financing costs.

Interest expense on third party debt was $313,018 and $594,576 for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Trust also incurred $3,226 of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $88,694 and $66,089 for the three months ended March 31, 2002 and 2001, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $101,739 and $441,285 during the three months ended March 31, 2002 and 2001, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters, approximately $104,000 for remarketing costs related to the re-lease of an aircraft leased to Scandinavian Airlines System, and also included approximately $121,400 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"), as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three months ended March 31, 2002 and 2001, the Trust recorded income of $223,333 and $40,637, respectively, from its ownership interest in MILPI. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. The Trust recorded $2,929 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001 and February 2002 (see discussion below). PLM is an equipment leasing and asset management company.

MILPI
-----

During the three months ended March 31, 2002 and 2001, MILPI recognized operating revenues of approximately $1,702,000 and $3,207,000, respectively. Revenues for the three months ended March 31, 2002 are comprised of management fees of approximately $1,498,000, interest income of approximately $137,000 and $67,000 of operating lease income. Revenues for the three months ended March 31, 2001 were comprised primarily of management fees of approximately $2,209,000, commissions and other fees of approximately $185,000, interest income of approximately $300,000 and operating lease income of approximately $513,000.

During the three months ended March 31, 2002 and 2001, MILPI incurred total operating expenses of approximately $885,000 and $1,895,000, respectively.
Operating expenses for the three months ended March 31, 2002 are comprised of operations support expenses of approximately $815,000 and depreciation and amortization of approximately $70,000. For the three months ended March 31, 2001, operating expenses were comprised primarily of operating expenses of approximately $1,652,000 and depreciation and amortization of approximately $243,000.

MILPI also incurred income tax expense of approximately $264,000 and $254,000 for the three months ended March 31, 2002 and 2001, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $20,039 and $31,640 for the quarters ended March 31, 2002 and 2001, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $7,924 for the three months ended March 31, 2001. This note was repaid as of December 31, 2001.

The Trust has an approximately 49% ownership interest in Kettle Valley (see discussion below). For the three months ended March 31, 2002 and 2001, the Trust recorded a loss of $99,835 and $58,091, respectively, from its ownership interest in Kettle Valley. These losses represent the Trust's share of the net losses of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,050 during the three months ended March 31, 2001, in connection with its interest in Kettle Valley.

The Trust owns 30% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three months ended March 31, 2002 and 2001, the Trust recorded income of 1,101,532 and $1,178,512, respectively, from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months ended March 31, 2002 and 2001 are not indicative of future periods. These three month periods include the periods of peak income activity for the resorts.

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

During the three months ended March 31, 2002, Mountain Resort recorded total revenues of approximately $16,405,000 compared to approximately $16,161,000 for the same period in 2001. The increase in total revenues from 2001 to 2002 of $244,000 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues increased approximately $2,304,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers.

Residential-related and other operations revenues decreased approximately $2,059,000 for the three months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three months ended March 31, 2002 and 2001, Mountain Resort recorded total expenses of approximately $11,205,000 and $11,283,000, respectively. The decrease in total expenses of approximately $78,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses.

Ski-related expenses increased approximately $1,659,000 as a result of an increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $1,737,000 as a result of a decrease in cost of sales from condominium units sold in the three months ended March 31, 2002 as compared to the same period in 2001, as also discussed above.

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

During the three months ended March 31, 2002, Purgatory recorded total revenues of approximately $9,403,000 compared to approximately $10,387,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $984,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $6,109,000 for the three months ended March 31, 2002 compared to approximately $5,978,000 for the same period in 2001. The increase in total expenses for the three months ended March 31, 2002 compared to the same period in 2001 of approximately $131,000 is a result of the decrease in the number of skiers, discussed above.

Kettle  Valley
--------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 11 additional units are under construction.

During the three months ended March 31, 2002 and 2001, Kettle Valley recorded revenues of $248,138 and $619,529, respectively, and incurred total expenses of $384,827 and $855,205, respectively. The decrease in revenues and total expenses is the result of a decrease in the number of lot and home sales.



Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $507,840 and $1,051,642 for the three months ended March 31, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At March 31, 2002, the Trust was due aggregate future minimum lease payments of $6,260,112 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $23,393,071. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows.

In December 2000, the Trusts formed MILPI, which formed MILPI Acquisition, a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interest in MILPI and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000 ($432,000 for the Trust). MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM, an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. The Trust's 36% membership interest in MILPI, prior to its additional acquisition in February 2002 described below, had a cost of $7,987,757, including associated fees and capitalized costs. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition would merge into PLM, with PLM being the surviving entity. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting on February 6, 2002.

On February 7, 2002, the Trust and AFG Investment Trust C ("Trust C") provided approximately $4.4 million to acquire the remaining 17% of PLM's outstanding common stock, of which $1,983,321 (including acquisition fees of $19,636) was contributed by the Trust. The funds were obtained from existing resources and internally generated funds and by means of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $589,105 that bears interest at LIBOR plus 200 basis points. Subsequent to the merger, the Trust's ownership interest increased from 36% to 37.5%.

At March 31, 2002, the Trust has a 37.50% membership interest in MILPI having an original cost of $9,971,078. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $9,802,945, capitalized transaction costs of $70,104 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $98,029. The Trust capitalized these transaction costs, of which $2,929 was amortized during the quarter ended March 31, 2001. SFAS No. 142 was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $1,000,092.

In March 2002, the Trust and Trust C formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by each of the Trust and Trust C (the "C & D Joint Venture") to which each Trust contributed $1 million. The C & D Joint Venture was formed for the purpose of making a conditional contribution of $2.0 million to BMLF/BSLF II Rancho Malibu Limited Partnership ("Rancho Malibu Limited Partnership") in exchange for 25% of the interests in Rancho Malibu Limited Partnership (the "C & D Joint Venture Contribution"). The C & D Joint Venture was admitted to Rancho Malibu Limited Partnership as a co-managing general partner pursuant to the terms of an amendment to Rancho Malibu Limited Partnership Agreement. The other partners in Rancho Malibu Limited Partnership are Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust C. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the Note is $14,250,000 plus accrued interest as of December 31, 2001.

The C & D Joint Venture possesses the right to withdraw the C & D Joint Venture Contribution from Rancho Malibu Limited Partnership if the transactions have not taken place within ninety days of the receipt by Rancho Malibu Limited Partnership of notice from the C & D Joint Venture that the requisite consents of the beneficiaries of the Trust and Trust C have been received. This right of the C & D Joint Venture is secured by a pledge of 50% of the capital stock of Rancho Malibu Corp. and 50% of the interests in Rancho Malibu Limited Partnership held by Semele and Rancho Malibu Corp.

During the three months ended March 31, 2002 and 2001, the Trust realized net cash proceeds from equipment disposals of $8,500 and $432,466, respectively. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

The Trust and Trust C formed EFG/Kettle Development LLC for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley.

The Trust also has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort and Mountain Springs.

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

The Trust obtained long-term financing in connection with certain equipment leases and a portion of its interest in MILPI. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At March 31, 2002, the Trust had third party debt obligations outstanding totaling $23,393,071. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligations of $15,806,720 and $4,594,449 at the expiration of the lease terms related to its interest in aircraft leased to Scandinavian Airlines System in December 2003 and Emery Worldwide originally scheduled to expire in July 2002, respectively. In addition, in February 2002, the Trust received debt proceeds of $589,105 from PLM in connection with the acquisition of the balance of the PLM common stock discussed above.

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

After the amendment of the Trust Agreement in 1998, the Managing Trustee evaluated and pursued a number of potential new acquisitions, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although, at the time, the Managing Trustee intended to continue to evaluate additional new investments, it anticipated that the Trust would be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $13,200,000, which was paid on January 19, 2000.

After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. The Managing Trustee does not expect to reinstate cash distributions until expiration of the Trust's reinvestment period in December 2002; however, the Managing Trustee periodically will review and consider other one-time distributions. In addition to maintaining sales proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations and future sales and refinancings to fully retire its debt obligation and for the continued maintenance of the Trust's assets.

No cash distributions have been declared since the special distribution described above. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

Cash distributions when paid to the Participants generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date, and the performance of the Trust's non-equipment assets. Future market conditions, technological changes, the ability of EFG to manage and remarket the equipment, and many other events and circumstances, could enhance or detract from individual yields and the collective performance of the Trust's equipment portfolio. The ability of the Managing Trustee and its affiliates to develop and profitably manage its non-equipment assets and the return from its interest MILPI will impact the Trust's overall performance.

In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital and reinvestment requirements, in establishing the amount and timing of future cash distributions.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Trust's financial statements include financial instruments that are exposed to interest rate risks.

The Trust's notes payable include a note with a fixed interest rate of 9.176%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Trust during the three months ended March 31, 2002 was not material.


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


                             AFG Investment Trust D


     By:     AFG  ASIT  Corporation,  a  Massachusetts
          corporation  and  the  Managing  Trustee  of
          the  Registrant.


     By:     /s/  Michael  J.  Butterfield
             -----------------------------
          Michael  J.  Butterfield
          Treasurer  of  AFG  ASIT  Corporation
          (Duly  Authorized  Officer  and
          Principal  Financial  and  Accounting  Officer)


     Date:     May  16,  2002
               --------------