Form 10-Q/A
period 2002-03-31
AFG INVESTMENT TRUST D
filed 2002-11-19
CIK 879497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

                             AFG INVESTMENT TRUST D

                                   FORM 10-Q/A

                                      INDEX







PART I. FINANCIAL INFORMATION:                                                  Page
                                                                                ----
     Item 1. Financial Statements

                Statement of Financial Position
                at March 31, 2002 (Restated) and December 31, 2001                 3

                Statement of Operations
                for the three months ended March 31, 2002 (Restated) and 2001      4

                Statement of Changes in Participants' Capital
                for the three months ended March 31, 2002 (Restated)               5

                Statement of Cash Flows
                for the three months ended March 31, 2002 (Restated) and 2001      6

                Notes to the Financial Statements                                  7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              19

     Item 3. Quantitative and Qualitative Disclosures about Market Risk           28


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                   29

                             AFG INVESTMENT TRUST D

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                             March 31,      December 31,
                                                                2002            2001
                                                             (Restated)
                                                            ------------    ------------
ASSETS

Cash and cash equivalents                                  $     332,864   $   1,887,691
Rents receivable                                                 568,290         575,135
Accounts receivable - affiliate                                   43,813          62,305
Loan receivable - EFG/Kettle Development LLC                     142,685         171,867
Investment - affiliate                                           552,813         552,813
Interest in EFG/Kettle Development LLC                         3,723,495       3,823,330
Interest in EFG Kirkwood LLC                                   3,353,586       2,252,054
Interest in MILPI Holdings, LLC                               10,226,232       9,019,670
Interest in C & D IT LLC                                       1,000,000               -
Investments - other                                              210,848         210,848
Other assets, net of accumulated amortization
  of $88,518 and $78,305 at March 31, 2002
  and December 31, 2001, respectively                            514,986         490,262
Equipment at cost, net of accumulated depreciation
  of $32,177,424 and $31,024,959 at March 31, 2002
  and December 31, 2001, respectively                         26,173,711      27,375,222
                                                           --------------  --------------

      Total assets                                         $  46,843,323   $  46,421,197
                                                           ==============  ==============

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $  23,509,976   $  24,070,114
Note payable - affiliate                                         589,105               -
Accrued interest                                                 266,061         251,022
Accrued liabilities                                               70,578         140,270
Accrued liabilities - affiliates                                  73,716         156,233
Deferred rental income                                           271,442         289,553
Other liabilities                                              1,557,996       1,557,996
                                                           --------------  --------------
     Total liabilities                                        26,338,874      26,465,188
                                                           --------------  --------------


Participants' capital (deficit):
   Managing Trustee                                                4,654         (83,064)
   Special Beneficiary                                            38,394               -
   Class A Beneficiary interests (1,934,755 interests;
     initial purchase price of $25 each)                      21,994,433      21,654,395
   Class B Beneficiary interests (3,142,083 interests;
     initial purchase price of $5 each)                           82,290               -
   Treasury interests (154,275 Class A interests at cost)     (1,615,322)     (1,615,322)
                                                           --------------  --------------
     Total participants' capital                              20,504,449      19,956,009
                                                           --------------  --------------

     Total liabilities and participants' capital           $  46,843,323   $  46,421,197
                                                           ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                        2001            2002
                                                     (Restated)
                                                    ------------    ------------
INCOME
Lease revenue                                      $   1,299,953   $   1,334,307
Interest income                                            4,882          73,777
Gain on sale of equipment                                  8,500         411,379
Other income                                                   -          39,691
                                                   --------------  --------------
  Total income                                         1,313,335       1,859,154
                                                   --------------  --------------

EXPENSES

Depreciation and amortization                          1,211,724       1,350,393
Interest expense                                         564,503         602,500
Interest expense - affiliate                               3,226               -
Management fees - affiliates                             108,733          97,729
Operating expenses                                       101,739         441,285
                                                   --------------  --------------
  Total expenses                                       1,989,925       2,491,907
                                                   --------------  --------------

EQUITY INTERESTS

Equity in net loss of EFG/Kettle Development LLC         (99,835)        (58,091)
Equity in net income of EFG Kirkwood LLC               1,101,532       1,178,512
Equity in net income of MILPI Holdings, LLC              223,333          40,637
                                                   --------------  --------------
  Total income from equity interests                   1,225,030       1,161,058
                                                   --------------  --------------

Net income                                         $     548,440   $     528,305
                                                   ==============  ==============


Net income
   per Class A Beneficiary Interest                $        0.18   $        0.20
                                                   ==============  ==============
   per Class B Beneficiary Interest                $        0.03   $        0.03
                                                   ==============  ==============
Cash distributions declared
   per Class A Beneficiary Interest                $           -   $           -
                                                   ==============  ==============
   per Class B Beneficiary Interest                $           -   $           -
                                                   ==============  ==============








   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)



                                          Managing           Special
                                           Trustee         Beneficiary     Class A Beneficiaries         -
                                                                           ---------------------
                                           Amount             Amount             Interests             Amount
                                       -----------------  ----------------  ---------------------  ----------------
 Balance at December 31, 2001          $        (83,064)  $              -              1,934,755  $     21,654,395

   Net income (Restated)                         87,718             38,394                      -           340,038
                                       -----------------  ----------------  ---------------------  ----------------

 Balance at March 31, 2002 (Restated)  $          4,654   $         38,394              1,934,755  $     21,994,433
                                       =================  ================  =====================  ================

                                      Class B Beneficiaries         -              Treasury
                                      ---------------------
                                            Interests             Amount           Interests           Total
                                            ---------------   ---------------   ---------------    ---------------
 Balance at December 31, 2001                      3,142,083  $              -  $     (1,615,322)  $     19,956,009

   Net income (Restated)                                   -            82,290                 -            548,440
                                       ---------------------  ----------------  -----------------  ----------------

 Balance at March 31, 2002 (Restated)              3,142,083  $         82,290  $     (1,615,322)  $     20,504,449
                                       =====================  ================  =================  ================
















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


                                                            2002
                                                        (Restated)         2001
                                                       --------------  --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                 $548,440        $528,305
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                             1,211,724       1,350,393
Gain on sale of equipment                                  (8,500)        (411,379)
Income from equity interests                             (1,225,030)     (1,161,058)
Changes in assets and liabilities:
Rents receivable                                            6,845          508,908
Accounts receivable - affiliate                             18,492         236,309
Guarantee fee receivable                                      -            (33,945)
Loan receivable - EFG/Kettle Development LLC                29,182            -
Interest receivable                                           -            (7,909)
Other assets                                               (34,937)         32,503
Accrued interest                                            15,039          45,330
Accrued liabilities                                        (69,692)       (106,312)
Accrued liabilities - affiliates                           (82,517)         66,575
Deferred rental income                                     (18,111)         3,922
                                                        --------------  --------------
Net cash provided by operating activities                  390,935        1,051,642
                                                        --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                               8,500          432,466
Investment - affiliate                                        -             14,500
Investments - other                                           -              500
Interest in C & D IT LLC                                 (1,000,000)          -
Dividend received from MILPI Holdings, LLC                1,000,092           -
Acquisition fees paid to affiliate                         (19,636)        (78,393)
Interest in MILPI Holdings, LLC                          (1,963,685)     (7,407,260)
                                                        --------------  --------------
Net cash used in investing activities                    (1,974,729)     (7,038,187)
                                                        --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from note payable - affiliate                     589,105            -
Principal payments - notes payable                        (560,138)      (1,183,353)
                                                        --------------  --------------
Net cash used in financing activities                      (28,967)      (1,183,353)
                                                        --------------  --------------

Net decrease in cash and cash equivalents                (1,554,827)     (7,169,898)
Cash and cash equivalents at beginning of period          1,887,691       9,042,889
                                                        --------------  --------------
Cash and cash equivalents at end of period                 $332,864       $1,872,991
                                                        ==============  ==============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                   $549,464        $557,170
                                                        ==============  ==============








   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (RESTATED)

                                   (UNAUDITED)



NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

After AFG Investment Trust D (the "Trust") filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002 with the United States Securities and Exchange Commission ("SEC"), the Trust determined that the amount recorded as interest expense in its financial statements required revision, as discussed below. The Trust determined that the amount previously recorded as interest expense was understated by $251,485. Accordingly, the Trust recorded an additional amount of interest expense, resulting in a decrease in net income for the quarter ended March 31, 2002 of $2,515 for the Managing Trustee, $20,747 for the Special Beneficiary, $183,754 or $.09 per Class A Beneficiary Interest and $44,469 and $.01 per Class B Beneficiary Interest, respectively. As a result, the accompanying financial statements for the quarter ended March 31, 2002 have been restated from the amounts previously reported.

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 and results of operations for the three months ended March 31, 2002 and 2001 have been made and are reflected. Certain amounts previously reported have been reclassified to conform to the March 31, 2002 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, participants capital, or net income (loss).


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

For the year ending March 31,   2003  $4,057,758
                                2004   2,041,102
                                2005     138,216
                                2006      23,036
                                      ----------

..                              Total  $6,260,112
                                      ==========




NOTE  3  -  EQUIPMENT
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

                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  -------------

Aircraft                                              3-39  $ 45,014,136
Locomotives                                              0     8,312,342
Construction and mining                                0-3     2,521,909
Materials handling                                    0-14     2,016,339
Research and test                                        0       338,749
Tractors and heavy duty trucks                          16       105,350
Computers and peripherals                                0        42,310
                                                            -------------
   Total equipment cost                                  -    58,351,135
   Accumulated depreciation                              -   (32,177,424)
                                                            -------------
   Equipment, net of accumulated depreciation            -  $ 26,173,711
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


                    Three           Three
                 months ended    months ended
                  March 31,       March 31,
                     2002            2001
                --------------  --------------
Total revenues  $     248,138   $     619,529
Total expenses       (384,827)       (855,205)
                --------------  --------------
Net loss        $    (136,689)  $    (235,676)
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


NOTE  9  -  NOTES  PAYABLE  AND  NOTES  PAYABLE  -  AFFILIATE
-------------------------------------------------------------

Notes payable at March 31, 2002 consisted of installment notes of $23,509,976 payable to banks and institutional lenders. One of the notes has a fixed rate of 9.176% and the other two notes bear fluctuating interest rates based on LIBOR plus a margin. All of the installment notes are non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments. Generally, the equipment-related installments notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $15,806,720 and $4,954,449 at the expiration of the lease terms related to its interest in aircraft leased to Scandinavian Airlines System ("SAS") in December 2003 and Emery Worldwide, originally scheduled to expire in July 2002, respectively.

Management believes that the carrying amount of the note payable approximates fair value at March 31, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  installment  notes  payable  are  as  follows:

  For the year ending March 31,   2003  $ 6,619,911
                                  2004   16,733,620
                                  2005      131,259
                                  2006       25,186
                                        -----------
..                                Total  $23,509,976
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

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                            2002         2001
                                           (Restated)
                                         -----------  ----------
Total Income (1):
   Equipment leasing                     $ 1,313,335  $ 1,859,154
   Real estate                                     -            -
                                         -----------  -----------
     Total                               $ 1,313,335  $ 1,859,154
                                         ===========  ===========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                     $   190,433  $   507,374
   Real estate                                20,039       31,640
                                         -----------  -----------
     Total                               $   210,472  $   539,014
                                         ===========  ===========

Interest Expense:
   Equipment leasing                     $   567,729  $   594,576
   Real estate                                     -        7,924
                                         -----------  -----------
     Total                               $   567,729  $   602,500
                                         ===========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $ 1,211,724  $ 1,334,343
   Real estate                                     -       16,050
                                         -----------  -----------
     Total                               $ 1,211,724  $ 1,350,393
                                         ===========  ===========



 Equity Interests:
   Equipment leasing                     $   223,333  $    40,637
   Real estate                             1,001,697    1,120,421
                                         -----------  -----------
     Total                               $ 1,225,030  $ 1,161,058
                                         ===========  ===========

 Net Income:                             $   548,440  $   528,305
                                         ===========  ===========

 Capital Expenditures:
   Equipment leasing                     $ 1,983,321  $ 7,485,653
   Real estate                             1,000,000            -
                                         -----------  -----------
     Total                               $ 2,983,321  $ 7,485,653
                                         ===========  ===========

 Assets:
   Equipment leasing                     $38,623,557  $48,820,510
   Real estate                             8,219,766    8,114,219
                                         -----------  -----------
     Total                               $46,843,323  $56,934,729
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

Interest expense on third party debt was $564,503 and $594,576 for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Trust also incurred $3,226 of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

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

                             AFG INVESTMENT TRUST D

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

After AFG Investment Trust D (the "Trust") filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002 with the United States Securities and Exchange Commission ("SEC"), the Trust determined that the amount recorded as interest expense in its financial statements required revision. As a result, the financial statements as of and for the quarter ended March 31, 2002 have been restated from amounts previously reported. The effects of the restatement are presented in Note 1 to the accompanying financial statements and have been reflected herein. The following should be read in conjunction with the restated financial statements including the notes thereto. The following discussion compares the restated March 31, 2002 financial condition and results of operations to the March 31, 2001 financial condition and results of operations.



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

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                            2002         2001
                                           (Restated)
                                         -----------  ----------
Total Income (1):
   Equipment leasing                     $ 1,313,335  $ 1,859,154
   Real estate                                     -            -
                                         -----------  -----------
     Total                               $ 1,313,335  $ 1,859,154
                                         ===========  ===========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                     $   190,433  $   507,374
   Real estate                                20,039       31,640
                                         -----------  -----------
     Total                               $   210,472  $   539,014
                                         ===========  ===========

Interest Expense:
   Equipment leasing                     $   564,503  $   594,576
   Real estate                                 3,226        7,924
                                         -----------  -----------
     Total                               $   567,729  $   602,500
                                         ===========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $ 1,211,724  $ 1,334,343
   Real estate                                     -       16,050
                                         -----------  -----------
     Total                               $ 1,211,724  $ 1,350,393
                                         ===========  ===========



 Equity Interests:
   Equipment leasing                     $   223,333  $    40,637
   Real estate                             1,001,697    1,120,421
                                         -----------  -----------
     Total                               $ 1,225,030  $ 1,161,058
                                         ===========  ===========

 Net Income:                             $   548,440  $   528,305
                                         ===========  ===========

 Capital Expenditures:
   Equipment leasing                     $ 1,983,321  $ 7,485,653
   Real estate                             1,000,000            -
                                         -----------  -----------
     Total                               $ 2,983,321  $ 7,485,653
                                         ===========  ===========

 Assets:
   Equipment leasing                     $38,623,557  $48,820,510
   Real estate                             8,219,766    8,114,219
                                         -----------  -----------
     Total                               $46,843,323  $56,934,729
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

Interest expense on third party debt was $564,503 and $594,576 for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Trust also incurred $3,226 of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

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


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $390,935 and $1,051,642 for the three months ended March 31, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At March 31, 2002, the Trust was due aggregate future minimum lease payments of $6,260,112 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $23,509,976. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

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

The Trust obtained long-term financing in connection with certain equipment leases and a portion of its interest in MILPI. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At March 31, 2002, the Trust had third party debt obligations outstanding totaling $23,509,976. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligations of $15,806,720 and $4,594,449 at the expiration of the lease terms related to its interest in aircraft leased to Scandinavian Airlines System in December 2003 and Emery Worldwide originally scheduled to expire in July 2002, respectively. In addition, in February 2002, the Trust received debt proceeds of $589,105 from PLM in connection with the acquisition of the balance of the PLM common stock discussed above.

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


                             AFG Investment Trust D


     By:     AFG  ASIT  Corporation,  a  Massachusetts
          corporation  and  the  Managing  Trustee  of
          the  Registrant.


     By:     ls/  Richard  K  Brock
             ----------------------
          Richard  K  Brock
          Chief Financial Officer and Treasurer of AFG ASIT Corp. (Duly Authorized Officer and
          Principal  Financial  and  Accounting  Officer)


     Date:     November  19,  2002

CERTIFICATION:

I,  Gary  D.  Engle,  certify  that:

1.     I  have  reviewed  this  quarterly  report on Form 10-Q of AFG Investment
Trust  D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;






                    /s/  Gary  D.  Engle
                    --------------------
                    Gary  D.  Engle
President  of  AFG  ASIT  Corporation,
 the  Managing  Trustee  of  the  Trust
(Principal  Executive  Officer)
                                    November  19,  2002

------

CERTIFICATION:

I,  Richard  K  Brock,  certify  that:

1.     I  have  reviewed  this  quarterly  report on Form 10-Q of AFG Investment
Trust  D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



                    /s/  Richard  K  Brock
                    ----------------------
                    Richard  K  Brock
Chief  Financial  Officer  and  Treasurer  of  AFG  ASIT  Corp.,
the  Managing  Trustee  of  the  Trust
(Principal  Financial  and  Accounting  Officer)
                                     November  19,  2002

                                  Exhibit Index



99.1  Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act

99.2  Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act