Form 10-Q/A
period 2002-06-30
AFG INVESTMENT TRUST D
filed 2002-11-19
CIK 879497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended  June 30, 2002
                                                   -------------

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

                             AFG INVESTMENT TRUST D

                                   FORM 10-Q/A

                                      INDEX







PART I. FINANCIAL INFORMATION:                                                         Page
                                                                                       ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2002 (Restated) and December 31, 2001                         3

                Statement of Operations
                for the three and six months ended June 30, 2002 (Restated) and 2001      4

                Statement of Changes in Participants' Capital
                for the six months ended June 30, 2002 (Restated)                         5

                Statement of Cash Flows
                for the six months ended June 30, 2002 (Restated) and 2001                6

                Notes to the Financial Statements                                         7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                     20

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                  30


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                          31

                             AFG INVESTMENT TRUST D

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                             June  31,      December 31,
                                                                2002            2001
                                                             (Restated)
                                                            ------------    ------------
ASSETS

Cash and cash equivalents                                  $   435,922   $   1,887,691
Rents receivable                                               876,745         575,135
Accounts receivable - affiliate                                 34,946          62,305
Loan receivable - EFG/Kettle Development LLC                   142,685         171,867
Investment - affiliate                                         552,813         552,813
Interest in EFG/Kettle Development LLC                       3,730,380       3,823,330
Interest in EFG Kirkwood LLC                                 2,818,251       2,252,054
Interest in MILPI Holdings, LLC                             10,529,245       9,019,670
Interest in C & D IT LLC                                     1,000,000               -
Investments - other                                            210,848         210,848
Other assets, net of accumulated amortization
  of $133,667 and $78,305 at June 30, 2002
  and December 31, 2001, respectively                          460,715         490,262
Equipment at cost, net of accumulated depreciation
  of $32,033,778 and $31,024,959 at June 30, 2002
  and December 31, 2001, respectively                       24,505,281      27,375,222
                                                           ------------  --------------

      Total assets                                         $45,297,831   $  46,421,197
                                                           ============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $23,126,349   $  24,070,114
Note payable - affiliate                                       589,105               -
Accrued interest                                               415,612         251,022
Accrued liabilities                                            565,116         140,270
Accrued liabilities - affiliates                                38,774         156,233
Deferred rental income                                         289,553         289,553
Other liabilities                                            1,557,996       1,557,996
                                                           ------------  --------------
     Total liabilities                                      26,582,505      26,465,188
                                                           ------------  --------------


Participants' capital (deficit):
   Managing Trustee                                            (17,891)        (83,064)
   Special Beneficiary                                               -               -
   Class A Beneficiary interests (1,934,755 interests;
     initial purchase price of $25 each)                    20,348,539      21,654,395
   Class B Beneficiary interests (3,142,083 interests;
     initial purchase price of $5 each)                              -               -
   Treasury interests (154,275 Class A interests at cost)   (1,615,322)     (1,615,322)
                                                           ------------  --------------
     Total participants' capital                            18,715,326      19,956,009
                                                           ------------  --------------

     Total liabilities and participants' capital           $45,297,831   $  46,421,197
                                                           ============  ==============




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                      For the three months ended           For the six months ended
                                                              June 30,                               June 30,
                                                                                              2002
                                                      2002                  2001           (Restated)           2001
                                              ------------------  -----------------  -----------------  ----------------
INCOME
Lease revenue                                 $      1,219,898   $      1,403,370   $     2,519,851   $       2,737,677
Interest income                                          4,178             40,516             9,060             114,293
Gain on sale of equipment                              342,888              9,368           351,388             420,747
Other income                                                 -             72,724                 -             112,415
  Total income                                       1,566,964          1,525,978         2,880,299           3,385,132
--------------------------------------------

EXPENSES

Depreciation and amortization                        1,227,943          1,341,050         2,439,667           2,691,443
Write-down of equipment                                483,648                  -           483,648                   -
Interest expense                                       541,795            631,046         1,106,298           1,233,546
Interest expense - affiliate                             6,524                  -             9,750                   -
Management fees - affiliates                           106,145            109,140           214,878             206,869
Operating expenses                                     764,595            321,817           866,334             763,102
  Total expenses                                     3,130,650          2,403,053         5,120,575           4,894,960
--------------------------------------------

EQUITY INTERESTS

Equity in net income (loss) of EFG/Kettle
  Development LLC                                        6,885           (438,312)          (92,950)           (496,403)
Equity in net income (loss) of EFG
  Kirkwood LLC                                        (535,335)          (438,083)          566,197             740,429
Equity in net income of MILPI Holdings, LLC            303,013             75,895           526,346             116,532
  Total income (loss) from equity interests           (225,437)          (800,500)          999,593             360,558
--------------------------------------------
Net loss                                      $     (1,789,123)  $     (1,677,575)  $    (1,240,683)  $      (1,149,270)

         ---                                               ---
Net loss
   per Class A Beneficiary Interest           $          (0.85)  $          (0.79)  $         (0.67)  $           (0.59)
   per Class B Beneficiary Interest           $          (0.03)  $          (0.03)  $             -   $               -
                                              =================  =================  ================  ==================
Cash distributions declared
   per Class A Beneficiary Interest           $              -   $              -   $             -   $               -
   per Class B Beneficiary Interest           $              -   $              -   $             -   $               -
                                              =================  =================  ================  ==================


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)





                                          Managing           Special
                                           Trustee         Beneficiary     Class A Beneficiaries         -
                                                                           ---------------------
                                           Amount             Amount             Interests             Amount
                                       -----------------  ----------------  ---------------------  ----------------
 Balance at December 31, 2001         $        (83,064)  $              -              1,934,755  $     21,654,395

   Net income  (loss) (Restated)                65,173                  -                      -        (1,305,856)
                                      -----------------  ----------------  ---------------------  -----------------

 Balance at June 30, 2002 (Restated)  $        (17,891)  $              -              1,934,755  $     20,348,539
                                      =================  ================  =====================  =================



                                      Class B Beneficiaries         -              Treasury
                                      ---------------------
                                            Interests             Amount           Interests           Total
                                            ---------------   ---------------   ---------------    ---------------
 Balance at December 31, 2001                     3,142,083  $              -  $     (1,615,322)  $      19,956,009

   Net income  (loss) (Restated)                          -                 -                 -        (1,240,683))
                                      ---------------------  ----------------  -----------------  -----------------

 Balance at June 30, 2002 (Restated)              3,142,083  $              -  $     (1,615,322)  $      18,715,326
                                      =====================  ================  =================  =================














   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)



                                                            2002
                                                        (Restated)         2001
                                                       --------------  --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                                $  (1,240,683)  $  (1,149,270)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                             2,439,667       2,691,443
  Write-down of equipment                                     483,648               -
  Gain on sale of equipment                                  (351,388)       (420,747)
  Income from equity interests                               (999,593)       (360,558)
Changes in assets and liabilities:
  Rents receivable                                           (301,610)        232,476
  Accounts receivable - affiliate                              27,359         173,494
  Guarantee fee receivable                                          -         (66,294)
  Interest receivable                                               -         (16,824)
  Other assets                                                (25,815)        (40,118)
  Accrued interest                                            164,590         182,108
  Accrued liabilities                                         424,846        (106,954)
  Accrued liabilities - affiliates                           (117,459)         98,721
  Deferred rental income                                            -           1,190
                                                        --------------  --------------
    Net cash provided by operating activities                 503,562       1,218,667
                                                        --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                 353,376         529,815
Investment - affiliate                                              -          29,000
Investments - other                                                 -             500
Loan receivable - EFG/Kettle Development                       29,182               -
Interest in C & D IT LLC                                   (1,000,000)              -
Dividend received from MILPI Holdings, LLC                  1,000,092               -
Acquisition fees paid to affiliate                            (19,636)        (78,393)
Interest in MILPI Holdings, LLC                            (1,963,685)     (7,407,261)
                                                        --------------  --------------
    Net cash used in investing activities                  (1,600,671)     (6,926,339)
                                                        --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from note payable                                          -         471,032
Proceeds from note payable - affiliate                        589,105               -
Principal payments - notes payable                           (943,765)     (2,128,193)
                                                        --------------  --------------
    Net cash used in financing activities                    (354,660)     (1,657,161)
                                                        --------------  --------------

Net decrease in cash and cash equivalents                  (1,451,769)     (7,364,833)
Cash and cash equivalents at beginning of period            1,887,691       9,042,889
                                                        --------------  --------------
Cash and cash equivalents at end of period              $     435,922   $   1,678,056
                                                        ==============  ==============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                $     941,708   $   1,051,438
                                                        ==============  ==============



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (RESTATED)

                                   (UNAUDITED)



NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

After AFG Investment Trust D (the "Trust") filed its quarterly report on Form 10-Q for the quarter ended June 30, 2002 with the United States Securities and Exchange Commission ("SEC"), the Trust determined that the amount recorded as interest expense in its financial statements for the quarter ended March
31, 2002 was understated by $251,485. In addition, $485,000 of costs related to a debt refinancing completed during the quarter ended June 30, 2002 should have been expensed and reflected as a liability as of June 30, 2002. Accordingly, the Trust recorded an additional $251,485 of interest expense, for the quarter ended March 31, 2002 and an additional $485,000 of operating expense in the quarter ended June 30, 2002, resulting in an increase in the net loss for the three months ended June 30, 2002 of $547,881 or $.28 per Class A Beneficiary Interest and a decrease of $44,469 and $.01 per Class B Beneficiary Interest, respectively. The effect on the six months ended June 30, 2002 was an increase in the net loss of $731,635 or $.37 per Class A Beneficiary Interest. As a result, the accompanying financial statements for the three and six months ended June 30, 2002 have been restated from the amounts previously reported.

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2002 and December 31, 2001 and results of operations for the three and six month periods ended June 30, 2002 and 2001 have been made and are reflected. Certain amounts previously reported have been reclassified to conform to the June 30, 2002 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, participants capital, or net income (loss).



The table below details the allocation of income (loss) in each of the quarters for the six months ended June 30, 2002:


                            Managing      Special         Class A          Class B        Treasury
                            Trustee     Beneficiary    Beneficiaries    Beneficiaries    Interests       Total
                           ----------  -------------  ---------------  ---------------  ------------  ------------
December 31, 2001          $ (83,064)  $          -   $   21,654,395   $            -   $(1,615,322)  $19,956,009

Net income (restated)         87,718         38,394          340,038           82,290             -       548,440
                           ----------  -------------  ---------------  ---------------  ------------  ------------
March 31, 2002 (restated)      4,654         38,394       21,994,433           82,290    (1,615,322)   20,504,449

Net loss (restated)          (22,545)       (38,394)      (1,645,894)        ( 82,290)            -    (1,789,123)
                           ----------  -------------  ---------------  ---------------  ------------  ------------
June 30, 2002 (restated)   $ (17,891)  $          -   $   20,348,539   $            -   $(1,615,322)  $18,715,326
                           ==========  =============  ===============  ===============  ============  ============




NOTE  2  -  REVENUE  RECOGNITION
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
                                     ==========



As of June 28, 2002, the Trust entered into a lease with Cygnus Air, S.A. for the lease of its McDonnell Douglas DC-8-73 aircraft, effective as of July 2002, at a monthly lease amount of $120,000 through January 2005.



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

In April 2002, the Trust executed an agreement with an existing lessee, Emery Worldwide ("Emery"), to early terminate the lease of a McDonnell Douglas DC-8-73 aircraft that had been scheduled to expire in July 2002. Emery paid the final lease payment due of $566,000 and a payment of $1,250,000, which was used for certain maintenance required under the existing lease agreement in lieu of this maintenance being performed by Emery prior to returning the aircraft

Certain of the equipment and related lease payment streams were used to secure the term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $45,014,000 and a net book value of approximately $22,181,000 at June 30, 2002.

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


                 Three months     Three months      Six months       Six months
                     ended            ended            ended            ended
                 June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                ---------------  ---------------  ---------------  ---------------
Total revenues  $    1,028,748   $      575,770   $    1,276,886   $    1,195,299
Total expenses      (1,102,604)        (722,438)      (1,487,431)      (1,577,643)
                ---------------  ---------------  ---------------  ---------------
Net loss        $      (73,856)  $     (146,668)  $     (210,545)  $     (382,344)
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



                         For the Three    For the Three    For the Six     For the Six
                         Months Ended     Months Ended     Months Ended    Months Ended
                         June 30, 2002    June 30, 2001   June 30, 2002   June 30, 2001
                        ---------------  ---------------  --------------  --------------
Mountain Resort
----------------------
     Total revenues     $    4,070,745   $   4, 400,053   $   20,476,082  $   20,560,862
     Total expenses          5,359,278        6,064,728       16,564,726      17,347,954
     Income taxes                  800           52,243            6,208          52,243
                        ---------------  ---------------  --------------  --------------
     Net income (loss)  $   (1,289,333)  $   (1,716,918)  $    3,905,148  $    3,160,665
                        ---------------  ---------------  --------------  --------------

Purgatory Ski Resort
----------------------
     Total revenues     $      478,830   $      759,484   $    9,881,884  $   11,146,188
     Total expenses          3,175,826        2,598,400        9,284,346       8,576,123
                        ---------------  ---------------  --------------  --------------
     Net income (loss)  $   (2,696,996)  $   (1,838,916)  $      597,538  $    2,570,065
                        ---------------  ---------------  --------------  --------------




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


NOTE  9  -  NOTES  PAYABLE  AND  NOTES  PAYABLE  -  AFFILIATE
-------------------------------------------------------------

Notes payable at June 30, 2002 consisted of installment notes of $23,126,349 payable to banks and institutional lenders. One of the notes has a fixed rate of 9.176% and the other two notes bear fluctuating interest rates based on LIBOR plus a margin. All of the installment notes are non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligations of $15,806,720 and $3,128,690, respectively, at the expiration of the lease terms related to its interest in an aircraft leased to SAS in December 2003 and an aircraft leased to Cygnus Air, S.A. in January 2005.

In June 2002, the Trust executed an amendment to the debt agreement securing the aircraft leased by Cygnus Air, S.A. In July, August and September, 2002, additional amounts of $1,223,831, $181,785 and $134,622 respectively were funded on the debt to finance the Trust's costs for a breakage fee on the refinancing and costs incurred to re-lease the aircraft to Cygnus Air, S.A. The amended debt requires monthly payments of $120,000 with a $3,128,690 balloon payment due at maturity, which was extended to January 9, 2005.

Management believes that the carrying amount of the note payable approximates fair value at June 30, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  installment  notes  payable  are  as  follows:

  For the year ending June 30,   2003  $ 2,394,242
                                 2004   16,345,573
                                 2005    4,386,534
                                       -----------
..                               Total  $23,126,349
                                       ===========



In conjunction with the refinancing, the Trust was required to pay approximately $485,000 for a breakage fee and other lender-related legal costs. As of June 30, 2002, these costs were expensed by the Trust and included in accrued liabilities and were funded as an additional draw on the debt in July 2002.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. As permitted by the pronouncement, the Trust has elected early adoption of SFAS No. 145 as of April 11, 2002, and, accordingly, the loss on extinguishment of long-term debt in June 2002 has been reported in operating expenses in the Trust's June 30, 2002 Statement of Operations.

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

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.

                                           Three months ended June 30,   Six months ended June 30,
                                               2002                         2002
                                            (Restated)       2001        (Restated)        2001
Total Income (1):
   Equipment leasing                      $ 1,566,964   $   1,525,978   $ 2,880,299   $ 3,385,132
   Real estate                                      -               -             -             -
                                          ------------  --------------  ------------  ------------
     Total                                $ 1,566,964   $   1,525,978   $ 2,880,299   $ 3,385,132
                                          ============  ==============  ============  ============

Operating Expenses and Management Fees:
   Equipment leasing                      $   849,951   $     410,458   $ 1,040,384   $   929,199
   Real estate                                 20,789          20,499        40,828        40,772
                                          ------------  --------------  ------------  ------------
     Total                                $   870,740   $     430,957   $ 1,081,212   $   969,971
                                          ============  ==============  ============  ============

Interest Expense:
   Equipment leasing                      $   548,319   $     625,447   $ 1,116,048   $ 1,220,023
   Real estate                                      -           5,599             -        13,523
                                          ------------  --------------  ------------  ------------
     Total                                $   548,319   $     631,046   $ 1,116,048   $ 1,233,546
                                          ============  ==============  ============  ============

Depreciation, Write-down of Equipment
   and Amortization Expense:
   Equipment leasing                      $ 1,711,591   $   1,325,000   $ 2,923,315   $ 2,659,343
   Real estate                                      -          16,050             -        32,100
                                          ------------  --------------  ------------  ------------
     Total                                $ 1,711,591   $   1,341,050   $ 2,923,315   $ 2,691,443
                                          ============  ==============  ============  ============

 Equity Interests:
   Equipment leasing                      $   303,013   $      75,895   $   526,346   $   116,532
   Real estate                               (528,450)       (876,395)      473,247       244,026
                                          ------------  --------------  ------------  ------------
     Total                                $  (225,437)  $    (800,500)  $   999,593   $   360,558
                                          ============  ==============  ============  ============

 Net loss                                 $(1,789,123)  $  (1,677,575)  $(1,240,683)  $(1,149,270)
                                          ============  ==============  ============  ============

 Capital Expenditures:
   Equipment leasing                      $         -   $           -   $ 1,983,321   $ 7,485,654
   Real estate                                      -               -     1,000,000             -
                                          ------------  --------------  ------------  ------------
     Total                                $         -   $           -   $ 2,983,321   $ 7,485,654
                                          ============  ==============  ============  ============

 .                                        As of         As of
 .                                        June 30,      December 31,
 .                                               2002            2001
 Assets:
   Equipment leasing                      $37,749,200   $  40,345,813
   Real estate                              7,548,631       6,075,384
                                          ------------  --------------
     Total                                $45,297,831   $  46,421,197
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

Interest expense on third party debt was $541,795 and $1,106,298, respectively for the three and six months ended June 30, 2002 compared to $625,447 and $1,220,023, respectively, for the same periods in 2001. During the three and six months ended June 30, 2002, the Trust also incurred $6,524 and $9,750, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will continue to decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

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

Operating expenses were $764,595 and $866,334, respectively, for the three and six month periods ended June 30, 2002, compared to $321,817 and $763,102, respectively, for the same periods in 2001. Operating expenses for the three months ended June 30, 2002 included approximately $485,000 of noncapitalizable costs incurred in conjunction with the amendment on the debt agreement for the aircraft leased to Cygnus in June 2002. In 2001, operating expenses included approximately $144,000 for ongoing legal matters, approximately $167,000 for remarketing costs related to the re-lease of an aircraft to Scandinavian Airlines System, and approximately $121,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"). In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

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

                                   FORM 10-Q/A

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

After AFG Investment Trust D (the "Trust") filed its quarterly report on Form 10-Q for the quarter ended June 30, 2002 with the United States Securities and Exchange Commission ("SEC"), the Trust determined that the amount recorded as interest expense in its financial statements for the quarter ended March 31, 2002 was understated by $251,485. In addition, $485,000 of costs related to a debt refinancing completed during the quarter ended June 30, 2002 should have been expensed and reflected as a liability as of June 30, 2002. As a result, the financial statements as of and for each of the quarters ended March 31, 2002 and June 30, 2002 have been restated from amounts previously reported. The effects of the restatement on the six months ended June 30, 2002 are presented in Note 1 to the accompanying financial statements and have been reflected herein. The following should be read in conjunction with the restated financial statements including the notes thereto. The following discussion compares the restated six months ended June 30, 2002 financial condition and results of operations to the June 30, 2001 financial condition and results of operations.

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

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.

                                           Three months ended June 30,   Six months ended June 30,
                                               2002                         2002
                                            (Restated)       2001        (Restated)        2001
Total Income (1):
   Equipment leasing                      $ 1,566,964   $   1,525,978   $ 2,880,299   $ 3,385,132
   Real estate                                      -               -             -             -
                                          ------------  --------------  ------------  ------------
     Total                                $ 1,566,964   $   1,525,978   $ 2,880,299   $ 3,385,132
                                          ============  ==============  ============  ============

Operating Expenses and Management Fees:
   Equipment leasing                      $   849,951   $     410,458   $ 1,040,384   $   929,199
   Real estate                                 20,789          20,499        40,828        40,772
                                          ------------  --------------  ------------  ------------
     Total                                $   870,740   $     430,957   $ 1,081,212   $   969,971
                                          ============  ==============  ============  ============

Interest Expense:
   Equipment leasing                      $   548,319   $     625,447   $ 1,116,048   $ 1,220,023
   Real estate                                      -           5,599             -        13,523
                                          ------------  --------------  ------------  ------------
     Total                                $   548,319   $     631,046   $ 1,116,048   $ 1,233,546
                                          ============  ==============  ============  ============

Depreciation, Write-down of Equipment
   and Amortization Expense:
   Equipment leasing                      $ 1,711,591   $   1,325,000   $ 2,923,315   $ 2,659,343
   Real estate                                      -          16,050             -        32,100
                                          ------------  --------------  ------------  ------------
     Total                                $ 1,711,591   $   1,341,050   $ 2,923,315   $ 2,691,443
                                          ============  ==============  ============  ============

 Equity Interests:
   Equipment leasing                      $   303,013   $      75,895   $   526,346   $   116,532
   Real estate                               (528,450)       (876,395)      473,247       244,026
                                          ------------  --------------  ------------  ------------
     Total                                $  (225,437)  $    (800,500)  $   999,593   $   360,558
                                          ============  ==============  ============  ============

 Net loss                                 $(1,789,123)  $  (1,677,575)  $(1,240,683)  $(1,149,270)
                                          ============  ==============  ============  ============

 Capital Expenditures:
   Equipment leasing                      $         -   $           -   $ 1,983,321   $ 7,485,654
   Real estate                                      -               -     1,000,000             -
                                          ------------  --------------  ------------  ------------
     Total                                $         -   $           -   $ 2,983,321   $ 7,485,654
                                          ============  ==============  ============  ============

 .                                        As of         As of
 .                                        June 30,      December 31,
 .                                               2002            2001
 Assets:
   Equipment leasing                      $37,749,200   $  40,345,813
   Real estate                              7,548,631       6,075,384
                                          ------------  --------------
     Total                                $45,297,831   $  46,421,197
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

Interest expense on third party debt was $541,795 and $1,106,298, respectively for the three and six months ended June 30, 2002 compared to $625,447 and $1,220,023, respectively, for the same periods in 2001. During the three and six months ended June 30, 2002, the Trust also incurred $6,524 and $9,750, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will continue to decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

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

Operating expenses were $764,595 and $866,334, respectively, for the three and six month periods ended June 30, 2002, compared to $321,817 and $763,102, respectively, for the same periods in 2001. Operating expenses for the three months ended June 30, 2002 included approximately $485,000 of noncapitalizable costs incurred in conjunction with the amendment on the debt agreement for the aircraft leased to Cygnus in June 2002. In 2001, operating expenses included approximately $144,000 for ongoing legal matters, approximately $167,000 for remarketing costs related to the re-lease of an aircraft to Scandinavian Airlines System, and approximately $121,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"). In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

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


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $503,562 and $1,218,667 for the six months ended June 30, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.


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

At June 30, 2002, the Trust was due aggregate future minimum lease payments of $8,410,312 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $23,126,349. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

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

The Trust obtained long-term financing in connection with certain equipment leases and a portion of its interest in MILPI. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At June 30, 2002, the Trust had third party debt obligations outstanding totaling $23,126,349. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligations of $15,806,720 and $3,128,690, respectively, at the expiration of the lease terms related to its interest in aircraft leased to Scandinavian Airlines System in December 2003 and an aircraft leased to Cygnus Air, S.A. in January 2005. Repayment of the balloon debt obligations will be dependent upon the negotiations of future lease contracts or future sale of these assets or alternatively, the use of working capital. In addition, in February 2002, the Trust received debt proceeds of $589,105 from PLM in connection with the acquisition of the balance of the PLM common stock discussed above.

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




     Item  1.     Legal  Proceedings
          Response:  None

     Item  2.     Changes  in  Securities
          Response:  None

     Item  3.     Defaults  upon  Senior  Securities
          Response:  None

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
          Response:  None

     Item  5.     Other  Information
          Response:  None

     Item  6(a).     Exhibits
     .     Response:

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    Exhibit  99  (k) Lease agreement with Cygnus
Air,  S.A.  was  filed  in  the
                                                          Registrant's Quarterly
Report  on  Form  10-Q  for  the  quarter  ended
                                    June  30,  2002  as  Exhibit  99  (k) and is
incorporated  herein  by  reference.




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