Form 10-Q
period 2002-09-30
AFG INVESTMENT TRUST D
filed 2002-11-19
CIK 879497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period endedSeptember 30, 2002
                                              ------------------

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

                             AFG INVESTMENT TRUST D

                                    FORM 10-Q

                                      INDEX







PART I. FINANCIAL INFORMATION:                                                   Page
                                                                                 ----
     Item 1. Financial Statements

                Statements of Financial Position
                at September 30, 2002 and December 31, 2001                         3

                Statements of Operations
                for the Three and Nine Months Ended September 30, 2002 and 2001     4

                Statement of Changes in Participants' Capital
                for the Nine Months Ended September 30, 2002                        5

                Statements of Cash Flows
                for the Nine Months Ended September 30, 2002 and 2001               6

                Notes to the Financial Statements                                   7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               20

     Item 3. Quantitative and Qualitative Disclosures about Market Risk            30

     Item 4. Controls and Procedures                                               30

PART II. OTHER INFORMATION:

     Item 1 - 6                                                                    31

                             AFG INVESTMENT TRUST D

                        STATEMENTS OF FINANCIAL POSITION

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                            September 30,    December 31,
                                                                2002             2001
                                                           ---------------  --------------
ASSETS

Cash and cash equivalents                                  $      198,932   $   1,887,691
Rents receivable                                                   17,979         575,135
Accounts receivable - affiliate                                   102,274          62,305
Loan receivable - EFG/Kettle Development LLC                      142,716         171,867
Investment - affiliate                                            552,813         552,813
Interest in EFG/Kettle Development LLC                          3,691,306       3,823,330
Interest in EFG Kirkwood LLC                                    2,218,002       2,252,054
Interest in MILPI Holdings, LLC                                10,568,135       9,019,670
Interest in C & D IT LLC                                        1,000,000               -
Investments - other                                               204,632         210,848
Other assets, net of accumulated amortization
  of $218,810 and $78,305 at September 30, 2002
  and December 31, 2001, respectively                             541,463         490,262
Equipment at cost, net of accumulated depreciation
  of $32,607,801 and $31,024,959 at September 30, 2002
  and December 31, 2001, respectively                          23,329,222      27,375,222
                                                           ---------------  --------------

      Total assets                                         $   42,567,474   $  46,421,197
                                                           ===============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $   23,621,566   $  24,070,114
Note payable - affiliate                                          589,105               -
Accrued interest                                                  165,381         251,022
Accrued interest - affiliate                                       16,347               -
Accrued liabilities                                               245,518         140,270
Accrued liabilities - affiliates                                   26,908         156,233
Deferred rental income                                              8,062         289,553
Other liabilities                                               1,559,897       1,557,996
                                                           ---------------  --------------
     Total liabilities                                         26,232,784      26,465,188
                                                           ---------------  --------------


Participants' capital (deficit):
   Managing Trustee                                               (41,697)        (83,064)
   Special Beneficiary                                                  -               -
   Class A Beneficiary interests (1,934,755 interests;
     initial purchase price of $25 each)                       17,991,709      21,654,395
   Class B Beneficiary interests (3,142,083 interests;
     initial purchase price of $5 each)                                 -               -
   Treasury interests (154,275 Class A interests at cost)      (1,615,322)     (1,615,322)
                                                           ---------------  --------------
     Total participants' capital                               16,334,690      19,956,009
                                                           ---------------  --------------

     Total liabilities and participants' capital           $   42,567,474   $  46,421,197
                                                           ===============  ==============




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                            STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                  For the Three Months Ended          For the Nine Months Ended
                                                 September 30,          September 30,
                                            2002          2001          2002          2001
                                                  -----------------  -----------------  ----------------  ------------------
REVENUES

Lease revenue                                     $      1,268,801   $      1,391,391   $     3,788,652   $       4,129,068
Interest income                                              3,091             26,898            12,151             141,191
Gain (loss) on sale of equipment                            23,350            (13,868)          374,738             406,879
Other income                                                     -             20,307                 -             132,722
                                                  -----------------  -----------------  ----------------  ------------------
  Total revenues                                         1,295,242          1,424,728         4,175,541           4,809,860
                                                  -----------------  -----------------  ----------------  ------------------

EXPENSES

Depreciation and amortization                            1,261,203          1,318,624         3,700,870           4,010,067
Write-down of equipment                                          -                  -           483,648                   -
Interest expense                                           479,615            349,950         1,585,913           1,583,496
Interest expense - affiliate                                 6,597                  -            16,347                   -
Management fees - affiliates                               102,872             62,214           317,750             269,083
Operating expenses- affiliate                               61,163            277,569           180,188           1,040,671
Operating expenses                                       1,163,996                  -         1,911,305                   -
                                                  -----------------  -----------------  ----------------  ------------------
  Total expenses                                         3,075,446          2,008,357         8,196,021           6,903,317
                                                  -----------------  -----------------  ----------------  ------------------

EQUITY INTERESTS

Equity in net loss of EFG/Kettle Development LLC           (39,074)           (13,134)         (132,024)           (509,537)
Equity in net income (loss) of EFG Kirkwood LLC           (600,249)          (580,954)          (34,052)            159,475
Equity in net income of MILPI Holdings LLC                  38,891            502,154           565,237             618,686
                                                  -----------------  -----------------  ----------------  ------------------
  Total income (loss) from equity interests               (600,432)           (91,934)          399,161             268,624
                                                  -----------------  -----------------  ----------------  ------------------

Net loss                                          $     (2,380,636)  $       (675,563)  $    (3,621,319)  $      (1,824,833)
                                                  -----------------  -----------------  ----------------  ------------------

Net loss
   per Class A Beneficiary Interest               $          (1.22)  $          (0.27)  $         (1.89)  $           (0.92)
   per Class B Beneficiary Interest               $              -   $              -   $             -   $               -
                                                  =================  =================  ================  ==================
Cash distributions declared
   per Class A Beneficiary Interest               $              -   $              -   $             -   $               -
   per Class B Beneficiary Interest               $              -   $              -   $             -   $               -
                                                  =================  =================  ================  ==================
Weighted Average Class A Beneficiary
   Interests Outstanding                                 1,934,755          1,934,755         1,934,755           1,934,755
Weighted Average Class B Beneficiary
  Interests Outstanding                                  3,142,083          3,142,083         3,142,083           3,142,083


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                 STATEMENTS OF CHANGES IN PARTICIPANTS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)





                                     Managing           Special
                                      Trustee         Beneficiary     Class A Beneficiaries          -
                                                                      ---------------------
                                      Amount             Amount             Interests             Amount
                                  ---------------    ---------------        ---------------   ---------------
 Balance at December 31, 2001    $        (83,064)  $              -              1,934,755  $     21,654,395

   Net income (loss)                       41,367                  -                      -        (3,662,686)
                                 -----------------  ----------------  ---------------------  -----------------

 Balance at September 30, 2002   $        (41,697)  $              -              1,934,755  $     17,991,709
                                 =================  ================  =====================  =================



                                 Class B Beneficiaries         -              Treasury
                                 ---------------------
                                       Interests             Amount           Interests            Total
                                       ---------------   ---------------   ---------------    ---------------
 Balance at December 31, 2001                3,142,083  $              -  $     (1,615,322)  $     19,956,009

   Net income (loss)                                 -                 -                 -         (3,621,319)
                                 ---------------------  ----------------  -----------------  -----------------

 Balance at September 30, 2002               3,142,083  $              -  $     (1,615,322)  $     16,334,690
                                 =====================  ================  =================  =================












   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)


                                                              2002            2001
..                                                         ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                                 $  (3,621,319)  $  (1,824,833)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                              3,700,870       4,010,067
  Write-down of equipment                                      483,648               -
  Gain on sale of equipment                                   (374,738)       (406,879)
  Income from equity interests                                (399,161)       (268,624)
Changes in assets and liabilities:
  Rents receivable                                             557,156         495,802
  Accounts receivable - affiliate                              (39,969)        233,217
  Guarantee fee receivable                                           -         172,190
  Interest receivable                                                -          11,287
  Other assets                                                (191,706)        (20,844)
  Accrued interest                                             (85,641)       (302,550)
  Accrued interest - affiliate                                  16,347               -
  Accrued liabilities                                          105,248          (9,521)
  Accrued liabilities - affiliates                            (129,325)         32,654
  Deferred rental income                                      (281,491)          1,190
  Other liabilities                                              1,901          (1,000)
                                                         --------------  --------------
    Net cash provided by (used in) operating activities       (258,180)      2,122,156
                                                         --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                  376,725         516,917
Investment - affiliate                                               -          43,500
Investments - other                                              6,216             500
Loan receivable - EFG/Kettle Development LLC                    29,151               -
Interest in C & D IT LLC                                    (1,000,000)              -
Dividend received from MILPI Holdings, LLC                   1,000,092               -
Acquisition fees paid to affiliate                             (19,636)        (78,393)
Interest in MILPI Holdings, LLC                             (1,963,684)     (7,407,260)
                                                         --------------  --------------
    Net cash used in investing activities                   (1,571,136)     (6,924,736)
                                                         --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from note payable                                   1,540,238         471,032
Proceeds from note payable - affiliate                         589,105               -
Principal payments - notes payable                          (1,988,786)     (2,793,733)
                                                         --------------  --------------
    Net cash provided by (used in) financing activities        140,557      (2,322,701)
                                                         --------------  --------------

Net decrease in cash and cash equivalents                   (1,688,759)     (7,125,281)
Cash and cash equivalents at beginning of period             1,887,691       9,042,889
                                                         --------------  --------------
Cash and cash equivalents at end of period               $     198,932   $   1,917,608
                                                         ==============  ==============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                 $   1,671,554   $   1,886,046
                                                         ==============  ==============



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST D

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2002 and December 31, 2001, results of operations for the three and nine month periods ended September 30, 2002 and 2001 and the statement of changes in participants' capital and statements of cash flows for the nine months ended September 30, 2002 have been made and are reflected. Certain amounts previously reported have been reclassified to conform to the September 30, 2002 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, participants' capital, or net income (loss).

The table below details the allocation of income (loss) in each of the quarters for the nine months ended September 30, 2002:


..                           Managing      Special         Class A          Class B        Treasury
Participants' Capital       Trustee     Beneficiary    Beneficiaries    Beneficiaries    Interests       Total
                           ----------  -------------  ---------------  ---------------  ------------  ------------

December 31, 2001          $ (83,064)  $          -   $   21,654,395   $            -   $(1,615,322)  $19,956,009

Net income (restated)         87,718         38,394          340,038           82,290             -       548,440
                           ----------  -------------  ---------------  ---------------  ------------  ------------
March 31, 2002 (restated)      4,654         38,394       21,994,433           82,290    (1,615,322)   20,504,449

Net loss (restated)          (22,545)       (38,394)      (1,645,894)         (82,290)            -    (1,789,123)
                           ----------  -------------  ---------------  ---------------  ------------  ------------
June 30, 2002 (restated)     (17,891)             -       20,348,539                -    (1,615,322)   18,715,326

Net loss                     (23,806)             -       (2,356,830)               -             -    (2,380,636)
                           ----------  -------------  ---------------  ---------------  ------------  ------------
September 30, 2002         $ (41,697)  $          -   $   17,991,709   $            -   $(1,615,322)  $16,334,690
                           ==========  =============  ===============  ===============  ============  ============



NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to being earned are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date, which is December 31, 2006. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as AFG ASIT Corporation, the managing trustee of the Trust ("Managing Trustee") and the Trust's advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $7,166,596 are due as follows:

For the year ending September 30,   2003  $4,864,558
                                    2004   1,849,894
                                    2005     452,144
                                          ----------

..                                  Total  $7,166,596
                                          ==========



In June 2002, the Trust entered into a lease with Cygnus Air, S.A. for the lease of its McDonnell Douglas DC-8-73 aircraft, effective as of July 2002, at a monthly lease amount of $120,000 through January 2005.


NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at September 30, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  -------------
Aircraft                                             15-33  $ 45,014,136
Locomotives                                              0     8,312,342
Materials handling                                     0-8     1,260,649
Construction and mining                                  3       962,206
Research and test                                        0       338,749
Computers and peripherals                                0        42,310
Tractors and heavy duty trucks                          10         6,631
                                                            -------------
   Total equipment cost                                  -    55,937,023
   Accumulated depreciation                              -   (32,607,801)
                                                            -------------
   Equipment, net of accumulated depreciation            -  $ 23,329,222
                                                            =============


Equipment with an approximate original cost of $31,428,000 is proportionately owned with other affiliated entities.

In April 2002, the Trust executed an agreement with an existing lessee, Emery Worldwide ("Emery"), to early terminate the lease of a McDonnell Douglas DC-8-73 aircraft that had been scheduled to expire in July 2002. Subsequent to the termination of the lease, the aircraft was re-leased to Cygnus Air, S.A. ("Cygnus") for term of thirty months beginning July 2002. The Trust incurred $773,000 of repairs and maintenance during the three months ended September 30, 2002 to service the McDonnell Douglas DC-8-73 aircraft re-leased to Cygnus.

As of September 30, 2002, the Trust's ownership interest in aircraft and related lease payment streams are used to secure the term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $45,014,000 and a net book value of approximately $21,249,000 at September 30, 2002.

The summary above includes equipment held for sale or re-lease with an original cost of approximately $9,325,000 and a net book value of approximately $2,063,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

The Trust accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the nine months ended September 30, 2002, the Trust recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the Trust's management of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.


NOTE  4  -  INTEREST  IN  EFG/KETTLE  DEVELOPMENT  LLC
------------------------------------------------------

On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 123 residential units have been constructed and sold. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

The Trust's ownership share in EFG/Kettle Development LLC is 49.396% and had a cost of $4,365,372, including a 1% acquisition fee of $43,222 paid to Equis Financial Group L.P., ("EFG"). This acquisition was funded with cash of $3,064,700 and a non-recourse note for $1,300,672, which was repaid as of December 31, 2001.

The Trust's cost basis in this joint venture was approximately $642,000 greater than its equity interest in the underlying net assets at December 31, 1999. Through December 31, 2001, this difference was amortized using a period of 10 years. The amount amortized had been included in amortization expense as an offset to EFG/Kettle Development LLC and was $48,150 during the nine months ended September 30, 2001. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142"), the discontinuance of goodwill amortization was effective as of January 1, 2002.

The Trust accounts for its interest in Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's interest is (i) increased (decreased) to reflect the Trust's share of income (loss) of the joint venture and (ii) decreased to reflect any distributions the Trust received from the joint venture. The Trust's interest was decreased by $39,074 and $132,024, respectively, during the three and nine month periods ended September 30, 2002 and decreased by $13,134 and $509,537, respectively, during the same periods in 2001, reflecting the Trust's share of income/loss from Kettle Valley.

In addition, the seller of the Trust's interest in Kettle Valley purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,488,403, or 49.396% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is included in Other Liabilities on the accompanying Statements of Financial Position at both September 30, 2002 and December 31, 2001.

The  table  below  provides comparative summarized income statement data for KVD
LP. KVD LP has a January 31 fiscal year end. The Trust has a December 31 fiscal year end. The operating results of KVD LP shown below have been conformed to the three and nine months ended September 30, 2002 and 2001.





                    Three Months          Three Months          Nine Months           Nine Months
                       Ended                 Ended                 Ended                 Ended
                 September 30, 2002    September 30, 2001    September 30, 2002    September 30, 2001
                --------------------  --------------------  --------------------  --------------------
Total revenues  $         1,004,247   $           766,593   $         2,291,218   $         1,951,907
Total expenses           (1,162,948)          (   798,006)           (2,662,128)           (2,746,612)
                --------------------  --------------------  --------------------  --------------------
Net loss        $          (158,701)             ($31,413)  $          (370,910)            ($794,705)
                ====================  ====================  ====================  ====================



EFG/Kettle Development LLC owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the nine months ended September 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from EFG/Kettle Development includes a loss of $41,818 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.

NOTE  5  -  INTEREST  IN  EFG  KIRKWOOD  LLC
--------------------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and an affiliated corporation, Semele Group Inc. ("Semele"), formed a joint venture, EFG Kirkwood LLC ("EFG Kirkwood"), for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

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

The Trust's ownership interest in EFG Kirkwood had an original cost of $2,995,615; including a 1% acquisition fee of $29,660 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded a loss of $600,249 and $34,052 for the three and nine months ended September 30, 2002, respectively, compared to a loss of $580,954 and income of $159,475, respectively, for the same periods in 2001, representing its pro-rata share of the net income (loss) of EFG Kirkwood. The operating results of EFG Kirkwood for the nine months ended September 30, 2002 included additional equity income of $106,700 related to the difference between the purchase price and the fair value of EFG Kirkwood's investment in Mountain Resort.

 The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three and nine months ended September 30, 2002 and 2001. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been conformed to the three and nine months ended September 30, 2002 and 2001.


                         For the Three    For the Three    For the Nine     For the Nine
                         Months Ended     Months Ended     Months Ended     Months Ended
                         September 30,    September 30,    September 30,    September 30,
                             2002             2001             2002             2001
                        ---------------  ---------------  ---------------  ---------------
Mountain Resort
----------------------
     Total revenues     $    2,081,696   $    1,843,196   $   22,557,778   $   22,412,384
     Total expenses         (4,583,163)      (4,395,043)     (21,147,362)     (21,793,819)
                        ---------------  ---------------  ---------------  ---------------
     Net income (loss)  $   (2,501,467)  $   (2,551,847)  $    1,410,416   $      618,565
                        ---------------  ---------------  ---------------  ---------------
Purgatory Ski Resort
----------------------
     Total revenues     $    1,166,268   $      868,486   $   11,048,152   $   12,014,674
     Total expenses         (3,271,373)      (2,966,166)     (12,555,719)     (11,542,289)
                        ---------------  ---------------  ---------------  ---------------
     Net income (loss)  $   (2,105,105)  $   (2,097,680)  $   (1,507,567)  $      472,385
                        ---------------  ---------------  ---------------  ---------------




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

Effective February 2002, the Trust has a 37.50% membership interest in MILPI having an original cost of $9,971,078. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $9,802,945, capitalized transaction costs of $70,104 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $98,029. The Trust capitalized these transaction costs, of which $29,871 was amortized during the nine months ended September 30, 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended September 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are directors and officers of the Trust, respectively, are also officers and directors of, and own significant stock in Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $38,891 and $565,237, respectively, during the three and nine months ended September 30, 2002, compared to income of $502,154 and $618,686, respectively, for the same periods in 2001, which represented its pro-rata share of the net income of MILPI. On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $1,000,092.

The table below provides summarized income statement data for MILPI for the three and nine months ended September 30, 2002 and 2001. As discussed above, approximately 83% of PLM's common stock was acquired in February 2001 with the remaining interest acquired in February 2002.


..                             Three Months         Three Months          Nine Months          Nine Months
..                                 Ended                Ended                Ended                Ended
..                          September 30, 2002   September 30, 2001   September 30, 2002   September 30, 2001
                           -------------------  -------------------  -------------------  -------------------
 Total revenues            $           978,111  $         3,600,074  $         4,356,689  $         9,212,864
 Total costs and expenses              588,073            1,442,123            1,956,162            4,751,908
 Provision for taxes                   286,324              882,565              935,913            1,304,000
                           -------------------  -------------------  -------------------  -------------------
 Net income                $           103,714  $         1,275,386  $         1,464,614  $         3,156,956
                           ===================  ===================  ===================  ===================



NOTE  7  -  INTEREST  IN  C  &  D  IT  LLC
------------------------------------------

In March 2002, the Trust and AFG Investment Trust C ("Trust C") formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by each of the Trust and Trust C (the "C & D Joint Venture") to which each Trust contributed $1 million. The C & D Joint Venture was formed for the purpose of making a conditional contribution of $2.0 million to BMLF/BSLF II Rancho Malibu Limited Partnership ("Rancho Malibu Limited Partnership") in exchange for 25% of the interests in Rancho Malibu Limited Partnership (the "C & D Joint Venture Contribution"). The C & D Joint Venture was admitted to Rancho Malibu Limited Partnership as a co-managing general partner pursuant to the terms of an amendment to Rancho Malibu Limited Partnership Agreement. The other partners in Rancho Malibu Limited Partnership are Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust C. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., approximately 21% interest in RMLP Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the Note is $14,250,000 plus accrued interest as of September 30, 2002.

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


NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

Various operating expenses incurred by the Trust are paid by Equis Financial Group, LP ("EFG") on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2002 and 2001, which were paid or accrued by the Trust to EFG or its affiliates, are as follows:


                                   2002       2001
                                 --------  ----------
Acquisition fees                 $ 19,636  $   78,393
Management fees                   317,750     269,083
Administrative charges            180,188     123,795
Reimbursable operating expenses
   due to third parties                 -     916,876
                                 --------  ----------

          Total                  $517,574  $1,388,147
                                 ========  ==========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2002, the Trust was owed $102,274 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2002.

Notes payable - affiliate at September 30, 2002 consisted of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $589,105, which was entered into in the first quarter of 2002. The note bears interest at LIBOR plus 200 basis points. The Trust incurred interest expense related to this note of $6,597 and $16,347, respectively, during the three and nine months ended September 30, 2002.

NOTE  9  -  NOTES  PAYABLE
--------------------------

Notes payable at September 30, 2002 consisted of installment notes of $23,621,566 payable to banks and institutional lenders. One of the notes has a fixed rate of 9.176% and the other two notes bear fluctuating interest rates based on LIBOR plus a margin. All of the installment notes are non-recourse and are collateralized by certain of the Trust's equipment and assignment of the related lease payments. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligations of $15,806,720 and $3,128,690, respectively, at the expiration of the lease terms related to its interest in an aircraft leased to SAS in December 2003 and an aircraft leased to Cygnus Air, S.A. in January 2005.

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

The  annual  maturities  of  the  installment  notes  payable  are  as  follows:

For the year ending September 30,   2003  $ 2,941,302
                                    2004   17,167,536
                                    2005    1,377,434
                                    2006    2,135,294
                                          -----------
..                                  Total  $23,621,566
                                          ===========


In conjunction with the refinancing, the Trust was required to pay approximately $485,000 for a breakage fee the amended debt and other lender-related legal costs, which was expensed by the Trust in June 2002. These costs were funded as an additional draw on the debt in July 2002.

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
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI Acquisition was merged into PLM and MILPI owns 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust's ownership interests in EFG Kirkwood, LLC, C & D IT LLC, and EFG/Kettle Development, LLC.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2002 and 2001 is summarized below.

                                     Three Months Ended September 30,  Nine Months Ended September 30,
                                             2002             2001         2002           2001
                                       ---------------  --------------  ------------  ------------
Total Revenues (1):
   Equipment leasing                   $    1,295,242   $   1,424,728   $ 4,175,541   $ 4,809,860
   Real estate                                      -               -             -             -
                                       ---------------  --------------  ------------  ------------
     Total                             $    1,295,242   $   1,424,728   $ 4,175,541   $ 4,809,860
                                       ===============  ==============  ============  ============

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                   $    1,307,308   $     299,300   $ 2,347,692   $ 1,197,588
   Real estate                                 20,723          40,483        61,551       112,166
                                       ---------------  --------------  ------------  ------------
     Total                             $    1,328,031   $     339,783   $ 2,409,243   $ 1,309,754
                                       ===============  ==============  ============  ============

Interest Expense:
   Equipment leasing                   $      486,212   $     346,721   $ 1,602,260   $ 1,566,744
   Real estate                                      -           3,229             -        16,752
                                       ---------------  --------------  ------------  ------------
     Total                             $      486,212   $     349,950   $ 1,602,260   $ 1,583,496
                                       ===============  ==============  ============  ============

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                   $    1,261,203   $   1,302,574   $ 4,184,518   $ 3,961,917
   Real estate                                      -          16,050             -        48,150
                                       ---------------  --------------  ------------  ------------
     Total                             $    1,261,203   $   1,318,624   $ 4,184,518   $ 4,010,067
                                       ===============  ==============  ============  ============

 Equity Interests:
   Equipment leasing                   $       38,891   $     502,154   $   565,237   $   618,686
   Real estate                               (639,323)       (594,088)     (166,076)     (350,062)
                                       ---------------  --------------  ------------  ------------
     Total                             $     (600,432)  $     (91,934)  $   399,161   $   268,624
                                       ===============  ==============  ============  ============

 Net loss:                             $   (2,380,636)  $    (675,563)  $(3,621,319)  $(1,824,833)
                                       ===============  ==============  ============  ============

 Capital Expenditures:
   Equipment leasing                   $            -   $           -   $ 1,983,321   $ 7,485,654
   Real estate                                      -               -     1,000,000             -
                                       ---------------  --------------  ------------  ------------
     Total                             $            -   $           -   $ 2,983,321   $ 7,485,654
                                       ===============  ==============  ============  ============

 .                                     As of            As of
 .                                     September 30,    December 31,
 .                                          2002            2001
 Assets:
   Equipment leasing                   $   35,658,166   $  40,345,813
   Real estate                              6,909,308       6,075,384
                                       ---------------  --------------
     Total                             $   42,567,474   $  46,421,197
                                       ===============  ==============


(1) Includes equipment leasing revenue of $1,268,801 and $3,788,652, respectively, for the three and nine months ended September 30, 2002, compared to $1,391,391 and $4,129,068, respectively, for the same periods in 2001.

Three  and  Nine  Months Ended September 30, 2002 Compared to the Three and Nine
--------------------------------------------------------------------------------
Months  Ended  September  30,  2001:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine month periods ended September 30, 2002, the Trust recognized lease revenue of $1,268,801 and $3,788,652, respectively, compared to $1,391,391 and $4,129,068, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from a $74,424 early lease termination fee received during the nine months ended September 30, 2001 (a similar fee was not earned in 2002), approximately $92,000 related to lease term expirations and approximately $174,000 decrease in lease revenues resulting from the sale of equipment.

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

Interest income for the three and nine month periods ended September 30, 2002 was $3,091 and $12,151, respectively, compared to $26,898 and $141,191, respectively, for the same periods in 2001. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments and decreased for the three and nine months ended September 30, 2002 in comparison to the same periods in 2001 due to a decrease in cash balances in 2002.

During the three and nine months ended September 30, 2002, the Trust sold fully depreciated equipment and equipment having a net book value of $1,987, respectively to existing lessees and third parties. These sales resulted in a gain of $23,350 and $374,738, respectively. During the three and nine months ended September 30, 2001, the Trust sold equipment having a net book value of $970 and $110,038, respectively to existing lessees and third parties. These sales resulted in a net loss and gain of $13,868 and $406,879, respectively.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and several third party entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the nine months ended September 30, 2001, the Trust recognized income of $112,590 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $1,176,059 and $3,560,364, respectively, for the three and nine months ended September 30, 2002 and $1,262,838 and $3,853,255, respectively, for the same periods of 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

The Trust recorded amortization expense in connection with deferred financing costs of $85,144 and $140,506, respectively, during the three and nine months ended September 30, 2002, compared to $26,265 and $78,791, respectively, for the same periods in 2001.

Interest expense on third party debt was $479,615 and $1,585,913, respectively for the three and nine months ended September 30, 2002 compared to $349,950 and $1,583,496, respectively, for the same periods in 2001. During the three and nine months ended September 30, 2002, the Trust also incurred $6,597 and $16,347, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002.

Management fees related to equipment leasing were $82,149 and $256,199, respectively, for the three and nine months ended September 30, 2002 compared to $21,731 and $156,917, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest. Management fees related to equipment leasing increased in 2002 due to an increase in the carrying value of the Trust's interest in MILPI.

Operating expenses were $1,225,159 and $2,091,493, respectively, for the three and nine months ended September 30, 2002, compared to $277,569 and $1,040,671, for the same periods in 2001. The increase in operating expenses is primarily the result of approximately $773,000 of repairs and maintenance fees incurred to service the McDonnell Douglas DC-8-73 aircraft which was re-leased to Cygnus in July 2002 and approximately $485,000 of noncapitalizable costs incurred in conjunction with the amendment on the debt agreement for the respective aircraft. The repairs and maintenance fees were partially financed through debt proceeds associated with the Cygnus lease and certain other receipts from Emery. In 2001, operating expenses included approximately $195,000 and $157,000, respectively, for ongoing legal matters. Operating expenses in the nine months ended September 30, 2001 also included approximately $268,000 for remarketing costs related to the re-lease of aircraft leased to Scandinavian Airlines ("SAS") and Aerovias de Mexico, S.A. de C.V. and also included approximately $121,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses.

During the three and nine months ended September 30, 2002, the Trust recorded income of $38,891 and $565,237, respectively, during the three and nine months ended September 30, 2002, compared to income of $502,154 and $618,686, respectively, for the same periods in 2001, representing the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001 and February 2002 (see discussion below). PLM is an equipment leasing and asset management company. The Trust recorded $13,471 and $29,871, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition.
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended September 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and nine months ended September 30, 2002, MILPI recognized revenues of approximately $978,000 and $4,357,000, respectively, compared to revenues of approximately $3,600,000 and $9,213,000, respectively, for the same periods in 2001. Revenues for the three and nine months ended September 30, 2002 are comprised primarily of management fees of approximately $881,000 and $3,619,000, respectively. Revenues for the three and nine months ended September 30, 2001 are comprised primarily of management fees of approximately $3,222,000 and $6,394,000, respectively. The decrease in management fees of MILPI from 2002 to 2001 is due to the disposition of equipment managed by MILPI. Acquisition and lease negotiation fees decreased in 2002 by $2,031,000 due to less equipment being placed in PLM managed programs.


During the three and nine months ended September 30, 2002, MILPI incurred total costs and expenses of approximately $588,000 and $1,956,000, respectively, compared to $1,442,000 and $4,752,000, respectively, for the same periods in 2001. Operating expenses for the three months ended September 30, 2002 are comprised of general and administrative expenses of approximately $587,000 and depreciation and amortization expense of approximately $1,000. For the nine months ended September 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,856,000 and depreciation and amortization expense of approximately $100,000. Operating expenses for the three months ended September 30, 2001 are comprised of general and administrative expenses of approximately $1,337,000 and depreciation and amortization expense of approximately $105,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,223,000 and depreciation and amortization expense of approximately $519,000. The $2,367,000 decrease in general and administrative expenses in the nine months ended September 30, 2002 compared to the same period of 2001 is primarily due to the relocation and consolidation of the corporate service functions of MILPI during May 2001. The $419,000 decrease in depreciation and amortization expense during the nine months ended September 30, 2002 compared to 2001 is the result of the sale of equipment owned by MILPI during the second half of 2001.

During the three and nine months ended September 30, 2002, MILPI incurred income tax expense of approximately $286,000 and $936,000, respectively, compared to approximately $882,000 and $1,304,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $20,723 and $61,551, respectively, for the three and nine months ended September 30, 2002 compared to $40,483 and $112,166, respectively, for the same periods in 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management. Management fees decreased for the three and nine months ended September 30, 2002 compared to the same period in 2001 due to the decrease in the carrying value of the assets.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $3,229 and $16,752, respectively, for the three and nine months ended September 30, 2001. This note was repaid as of December 31, 2001.

The Trust has an approximately 49% ownership interest in Kettle Valley (see discussion of Kettle Valley's operating results below). For the three and nine months ended September 30, 2002, the Trust recorded net losses of $39,074 and $132,024, respectively, compared to net losses of $13,134 and $509,537, respectively, for the same periods of 2001, from its ownership interest in Kettle Valley. This income and loss represent the Trust's share of the net income (loss) of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,050 and $48,150, respectively, during the three and nine months ended September 30, 2001, in connection with its interest in Kettle Valley.

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

For the three and nine months ended September 30, 2002, the Trust recorded a loss of $600,249 and $34,052 for the three and nine months ended September 30, 2002, respectively, compared to a loss of $580,954 and income of $159,475, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income
(loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and nine months ended September 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.


Mountain  Resort  Operating  Results
------------------------------------

Mountain Resort's primary operating asset is Kirkwood Mountain Resort, a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total revenues of approximately $2,082,000 and $22,558,000, respectively, compared to revenues of approximately $1,844,000 and $22,412,000 for the same periods in 2001. The increase in total revenues from 2001 to 2002 for the three and nine month periods ended September 30, 2002 compared to 2001 of approximately $239,000 and $145,000, respectively, is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,509,000 in the nine months ended September 30, 2002 compared to the same period of 2001. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,364,000 for the nine months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total expenses of approximately $4,583,000 and $21,147,000 respectively, compared to expenses of approximately $4,395,000 and $21,794,000, respectively for the same periods of 2001. The decrease in total expenses of $647,000 for the nine months ended September 30, 2002 compared to the same periods in 2001 is the result of a decrease in residential-related and other non-operating expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,751,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,398,000 primarily as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2002 as compared to the same period in 2001, as also discussed above.



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

During the three and nine months ended September 30, 2002, Purgatory recorded total revenues of approximately $1,166,000 and $11,048,000, respectively, compared to revenues of approximately $868,000 and $12,015,000 for the same periods of 2001. Revenues increased by $298,000 for the three months ended September 30, 2002 as compared to the same period in 2001 due to additional summer programs offered at the resort. Revenue decreased by $967,000 for the nine months ended September 30, 2002 as compared to the same period in 2001 due to unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $3,271,000 and $12,556,000 for the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $2,966,000 and $11,542,000 for the same periods in 2001. The increase in total expenses for the three and nine months ended September 30, 2002 compared to the same periods in 2001 of approximately $305,000 and $1,014,000 is primarily the result of costs incurred related to increased airline subsidies.

Kettle  Valley  Operating  Results
----------------------------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 123 residential units have been constructed and sold.

During the three and nine months ended September 30, 2002, KVD LP recorded revenues of approximately $1,004,000 and $2,291,000, respectively, compared to $766,000 and $1,952,000, respectively, for the same periods in 2001. The increase in revenues is the result of an increase in the number of lot sales.

KVD LP incurred total expenses of approximately $1,163,000 and $2,662,000 during the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $798,000 and $2,747,000, respectively, for the same periods in 2001. The decrease in expenses in the nine months ended September 30, 2002 is the result of an increase in real estate cost of sales resulting from an increase in the number of lot sales, as discussed above, offset by an impairment in the land carrying value of approximately $500,000 recorded in the nine months ended September 30, 2001. There was no impairment recorded in the three and nine months ended September 30, 2002.

Kettle Valley owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the nine months ended September 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from Kettle Valley includes a loss of $83,636 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.

NOTE  12  -  SUBSEQUENT  EVENT
------------------------------

In October 2002, an existing member and an unrelated third party contributed approximately $2,500,000 to Mountain Springs (See note 8). As a result of the capital contribution, EFG Kirkwood's membership interest in Mountain Springs decreased from 50% to 33%. Proceeds from the capital contribution were used to exercise an existing option to purchase 51% of Durango Mountain Land Company, LLC, a real estate development company owning land in adjacent to Purgatory.

                             AFG INVESTMENT TRUST D

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of AFG Investment Trust D (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, the performance of the Trust's non-equipment assets, and future economic conditions. The cautionary statements made in the Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.

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

Critical  Accounting  Policies  and  Estimates
----------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Managing Trustee to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Managing Trustee reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, impairment of long-lived assets and contingencies and litigation. These estimates are based on the Managing Trustee's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Managing Trustee believes, however, that the estimates, including those for the above-listed items, are reasonable.

The Managing Trustee believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

Revenue Recognition:  Rents are payable to the Trust monthly or quarterly and no
--------------------
significant amounts are calculated on factors other than the passage of time. The Trust's leases are accounted for as operating leases and are noncancellable. Rents received prior to being earned are deferred.

Asset  Lives and Depreciation Method: The Trust's business includes the purchase
-------------------------------------
and subsequent lease of long-lived equipment. The Trust's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Impairment  of  Long-Lived  Assets:  In  accordance  with Statement of Financial
-----------------------------------
Accounting  Standards  No.  144,  "Accounting  for the Impairment or Disposal of
----
Long-Lived Assets" ("SFAS No. 144"), the Company evaluates long-lived assets for
----
impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the estimated undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

Contingencies  and  Litigation:  The  Trust  is  subject  to  legal  proceedings
-------------------------------
involving  ordinary  and  routine claims related to its business.  Estimates for
-------
losses  from  litigation  are  made after consultation with outside counsel.  If
--
estimates  of  potential  losses increase or the related facts and circumstances
--
change  in  the  future, the Trust may be required to adjust amounts recorded in
--
its  financial  statements.
--

Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI Acquisition was merged into PLM and MILPI owns 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust's ownership interests in EFG Kirkwood, LLC, C & D IT LLC, and EFG/Kettle Development, LLC.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2002 and 2001 is summarized below.

                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                             2002             2001         2002           2001
                                       ---------------  --------------  ------------  ------------
Total Revenues (1):
   Equipment leasing                   $    1,295,242   $   1,424,728   $ 4,175,541   $ 4,809,860
   Real estate                                      -               -             -             -
                                       ---------------  --------------  ------------  ------------
     Total                             $    1,295,242   $   1,424,728   $ 4,175,541   $ 4,809,860
                                       ===============  ==============  ============  ============

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                   $    1,307,308   $     299,300   $ 2,347,692   $ 1,197,588
   Real estate                                 20,723          40,483        61,551       112,166
                                       ---------------  --------------  ------------  ------------
     Total                             $    1,328,031   $     339,783   $ 2,409,243   $ 1,309,754
                                       ===============  ==============  ============  ============

Interest Expense:
   Equipment leasing                   $      486,212   $     346,721   $ 1,602,260   $ 1,566,744
   Real estate                                      -           3,229             -        16,752
                                       ---------------  --------------  ------------  ------------
     Total                             $      486,212   $     349,950   $ 1,602,260   $ 1,583,496
                                       ===============  ==============  ============  ============

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                   $    1,261,203   $   1,302,574   $ 4,184,518   $ 3,961,917
   Real estate                                      -          16,050             -        48,150
                                       ---------------  --------------  ------------  ------------
     Total                             $    1,261,203   $   1,318,624   $ 4,184,518   $ 4,010,067
                                       ===============  ==============  ============  ============

 Equity Interests:
   Equipment leasing                   $       38,891   $     502,154   $   565,237   $   618,686
   Real estate                               (639,323)       (594,088)     (166,076)     (350,062)
                                       ---------------  --------------  ------------  ------------
     Total                             $     (600,432)  $     (91,934)  $   399,161   $   268,624
                                       ===============  ==============  ============  ============

 Net loss:                             $   (2,380,636)  $    (675,563)  $(3,621,319)  $(1,824,833)
                                       ===============  ==============  ============  ============

 Capital Expenditures:
   Equipment leasing                   $            -   $           -   $ 1,983,321   $ 7,485,654
   Real estate                                      -               -     1,000,000             -
                                       ---------------  --------------  ------------  ------------
     Total                             $            -   $           -   $ 2,983,321   $ 7,485,654
                                       ===============  ==============  ============  ============

 .                                     As of            As of
 .                                     September 30,    December 31,
 .                                           2002            2001
 Assets:
   Equipment leasing                   $   35,658,166   $  40,345,813
   Real estate                              6,909,308       6,075,384
                                       ---------------  --------------
     Total                             $   42,567,474   $  46,421,197
                                       ===============  ==============


(1) Includes equipment leasing revenue of $1,268,801 and $3,788,652, respectively, for the three and nine months ended September 30, 2002, compared to $1,391,391 and $4,129,068, respectively, for the same periods in 2001.

Three  and  Nine  Months Ended September 30, 2002 Compared to the Three and Nine
--------------------------------------------------------------------------------
Months  Ended  September  30,  2001:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine month periods ended September 30, 2002, the Trust recognized lease revenue of $1,268,801 and $3,788,652, respectively, compared to $1,391,391 and $4,129,068, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from a $74,424 early lease termination fee received during the nine months ended September 30, 2001 (a similar fee was not earned in 2002), approximately $92,000 related to lease term expirations and approximately $174,000 decrease in lease revenues resulting from the sale of equipment.

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

Interest income for the three and nine month periods ended September 30, 2002 was $3,091 and $12,151, respectively, compared to $26,898 and $141,191, respectively, for the same periods in 2001. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments and decreased for the three and nine months ended September 30, 2002 in comparison to the same periods in 2001 due to a decrease in cash balances in 2002.

During the three and nine months ended September 30, 2002, the Trust sold fully depreciated equipment and equipment having a net book value of $1,987, respectively to existing lessees and third parties. These sales resulted in a gain of $23,350 and $374,738, respectively. During the three and nine months ended September 30, 2001, the Trust sold equipment having a net book value of $970 and $110,038, respectively to existing lessees and third parties. These sales resulted in a net loss and gain of $13,868 and $406,879, respectively.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and several third party entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the nine months ended September 30, 2001, the Trust recognized income of $112,590 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $1,176,059 and $3,560,364, respectively, for the three and nine months ended September 30, 2002 and $1,262,838 and $3,853,255, respectively, for the same periods of 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

The Trust recorded amortization expense in connection with deferred financing costs of $85,144 and $140,506, respectively, during the three and nine months ended September 30, 2002, compared to $26,265 and $78,791, respectively, for the same periods in 2001.

Interest expense on third party debt was $479,615 and $1,585,913, respectively for the three and nine months ended September 30, 2002 compared to $349,950 and $1,583,496, respectively, for the same periods in 2001. During the three and nine months ended September 30, 2002, the Trust also incurred $6,597 and $16,347, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002.

Management fees related to equipment leasing were $82,149 and $256,199, respectively, for the three and nine months ended September 30, 2002 compared to $21,731 and $156,917, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest. Management fees related to equipment leasing increased in 2002 due to an increase in the carrying value of the Trust's interest in MILPI.

Operating expenses were $1,225,159 and $2,091,493, respectively, for the three and nine months ended September 30, 2002, compared to $277,569 and $1,040,671, for the same periods in 2001. The increase in operating expenses is primarily the result of approximately $773,000 of repairs and maintenance fees incurred to service the McDonnell Douglas DC-8-73 aircraft which was re-leased to Cygnus in July 2002 and approximately $485,000 of noncapitalizable costs incurred in conjunction with the amendment on the debt agreement for the respective aircraft. The repairs and maintenance fees were partially financed through debt proceeds associated with the Cygnus lease and certain other receipts from Emery. In 2001, operating expenses included approximately $195,000 and $157,000, respectively, for ongoing legal matters. Operating expenses in the nine months ended September 30, 2001 also included approximately $268,000 for remarketing costs related to the re-lease of aircraft leased to Scandinavian Airlines ("SAS") and Aerovias de Mexico, S.A. de C.V. and also included approximately $121,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses.

During the three and nine months ended September 30, 2002, the Trust recorded income of $38,891 and $565,237, respectively, during the three and nine months ended September 30, 2002, compared to income of $502,154 and $618,686, respectively, for the same periods in 2001, representing the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001 and February 2002 (see discussion below). PLM is an equipment leasing and asset management company. The Trust recorded $13,471 and $29,871, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition.
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended September 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and nine months ended September 30, 2002, MILPI recognized revenues of approximately $978,000 and $4,357,000, respectively, compared to revenues of approximately $3,600,000 and $9,213,000, respectively, for the same periods in 2001. Revenues for the three and nine months ended September 30, 2002 are comprised primarily of management fees of approximately $881,000 and $3,619,000, respectively. Revenues for the three and nine months ended September 30, 2001 are comprised primarily of management fees of approximately $3,222,000 and $6,394,000, respectively. The decrease in management fees of MILPI from 2002 to 2001 is due to the disposition of equipment managed by MILPI. Acquisition and lease negotiation fees decreased in 2002 by $2,031,000 due to less equipment being placed in PLM managed programs.


During the three and nine months ended September 30, 2002, MILPI incurred total costs and expenses of approximately $588,000 and $1,956,000, respectively, compared to $1,442,000 and $4,752,000, respectively, for the same periods in 2001. Operating expenses for the three months ended September 30, 2002 are comprised of general and administrative expenses of approximately $587,000 and depreciation and amortization expense of approximately $1,000. For the nine months ended September 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,856,000 and depreciation and amortization expense of approximately $100,000. Operating expenses for the three months ended September 30, 2001 are comprised of general and administrative expenses of approximately $1,337,000 and depreciation and amortization expense of approximately $105,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,223,000 and depreciation and amortization expense of approximately $519,000. The $2,367,000 decrease in general and administrative expenses in the nine months ended September 30, 2002 compared to the same period of 2001 is primarily due to the relocation and consolidation of the corporate service functions of MILPI during May 2001. The $419,000 decrease in depreciation and amortization expense during the nine months ended September 30, 2002 compared to 2001 is the result of the sale of equipment owned by MILPI during the second half of 2001.

During the three and nine months ended September 30, 2002, MILPI incurred income tax expense of approximately $286,000 and $936,000, respectively, compared to approximately $882,000 and $1,304,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $20,723 and $61,551, respectively, for the three and nine months ended September 30, 2002 compared to $40,483 and $112,166, respectively, for the same periods in 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management. Management fees decreased for the three and nine months ended September 30, 2002 compared to the same period in 2001 due to the decrease in the carrying value of the assets.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $3,229 and $16,752, respectively, for the three and nine months ended September 30, 2001. This note was repaid as of December 31, 2001.

The Trust has an approximately 49% ownership interest in Kettle Valley (see discussion of Kettle Valley's operating results below). For the three and nine months ended September 30, 2002, the Trust recorded net losses of $39,074 and $132,024, respectively, compared to net losses of $13,134 and $509,537, respectively, for the same periods of 2001, from its ownership interest in Kettle Valley. This income and loss represent the Trust's share of the net income (loss) of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,050 and $48,150, respectively, during the three and nine months ended September 30, 2001, in connection with its interest in Kettle Valley.

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

For the three and nine months ended September 30, 2002, the Trust recorded a loss of $600,249 and $34,052 for the three and nine months ended September 30, 2002, respectively, compared to a loss of $580,954 and income of $159,475, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income
(loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and nine months ended September 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.


Mountain  Resort  Operating  Results
------------------------------------

Mountain Resort's primary operating asset is Kirkwood Mountain Resort, a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total revenues of approximately $2,082,000 and $22,558,000, respectively, compared to revenues of approximately $1,844,000 and $22,412,000 for the same periods in 2001. The increase in total revenues from 2001 to 2002 for the three and nine month periods ended September 30, 2002 compared to 2001 of approximately $239,000 and $145,000, respectively, is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,509,000 in the nine months ended September 30, 2002 compared to the same period of 2001. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,364,000 for the nine months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total expenses of approximately $4,583,000 and $21,147,000 respectively, compared to expenses of approximately $4,395,000 and $21,794,000, respectively for the same periods of 2001. The decrease in total expenses of $647,000 for the nine months ended September 30, 2002 compared to the same periods in 2001 is the result of a decrease in residential-related and other non-operating expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,751,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,398,000 primarily as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2002 as compared to the same period in 2001, as also discussed above.



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

During the three and nine months ended September 30, 2002, Purgatory recorded total revenues of approximately $1,166,000 and $11,048,000, respectively, compared to revenues of approximately $868,000 and $12,015,000 for the same periods of 2001. Revenues increased by $298,000 for the three months ended September 30, 2002 as compared to the same period in 2001 due to additional summer programs offered at the resort. Revenue decreased by $967,000 for the nine months ended September 30, 2002 as compared to the same period in 2001 due to unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $3,271,000 and $12,556,000 for the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $2,966,000 and $11,542,000 for the same periods in 2001. The increase in total expenses for the three and nine months ended September 30, 2002 compared to the same periods in 2001 of approximately $305,000 and $1,014,000 is primarily the result of costs incurred related to increased airline subsidies.

Kettle  Valley  Operating  Results
----------------------------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 123 residential units have been constructed and sold.

During the three and nine months ended September 30, 2002, KVD LP recorded revenues of approximately $1,004,000 and $2,291,000, respectively, compared to $766,000 and $1,952,000, respectively, for the same periods in 2001. The increase in revenues is the result of an increase in the number of lot sales.

KVD LP incurred total expenses of approximately $1,163,000 and $2,662,000 during the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $798,000 and $2,747,000, respectively, for the same periods in 2001. The decrease in expenses in the nine months ended September 30, 2002 is the result of an increase in real estate cost of sales resulting from an increase in the number of lot sales, as discussed above, offset by an impairment in the land carrying value of approximately $500,000 recorded in the nine months ended September 30, 2001. There was no impairment recorded in the three and nine months ended September 30, 2002.

Kettle Valley owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the nine months ended September 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from Kettle Valley includes a loss of $83,636 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities used cash of $258,180 during the nine months ended September 30, 2002.

The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of most airlines. No direct damage occurred to any of the Trust's assets as a result of these events. Management of the Trust expects that the resulting decline in air travel will suppress market prices for used aircraft in the short-term and could inhibit the viability of some airlines. At September 30, 2002, the Trust considers all rents owed from aircraft lessees to be collectible. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

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

At September 30, 2002, the Trust was due aggregate future minimum lease payments of $7,166,596 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $23,621,566. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

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

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust C. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the Note is $14,250,000 plus accrued interest as of September 30, 2002.

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

During the nine months ended September 30, 2002, the Trust realized net cash proceeds from equipment disposals of $376,725. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

The Trust obtained financing in connection with certain equipment leases and a portion of its interest in MILPI. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At September 30, 2002, the Trust had third party debt obligations outstanding totaling $23,621,566. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligations of $15,806,720 and $3,128,690, respectively, at the expiration of the lease terms related to its interest in aircraft leased to Scandinavian Airlines System in December 2003 and an aircraft leased to Cygnus Air, S.A. in January 2005. Repayment of the balloon debt obligations will be dependent upon the negotiations of future lease contracts or future sale of these assets.

In February 2002, the Trust received debt proceeds of $589,105 from PLM in connection with the acquisition of the balance of the PLM common stock discussed above.

In April 2002, the Trust executed an agreement with the existing lessee, Emery, to early terminate the lease of a McDonnell Douglas DC-8-73 aircraft that had been scheduled to expire in July 2002. Subsequent to the termination of the lease, the aircraft was re-leased to Cygnus for a term of thirty months beginning July 2002. In conjunction with the new lease, the Trust amended its debt agreement collateralized by the aircraft and assigned the Cygnus lease payments to the lender. The Trust received additional debt proceeds of approximately $1,540,238. The Trust used these debt proceeds and a portion of certain other receipts from Emery to perform repairs and maintenance on the aircraft.

No cash distributions have been declared or paid since January 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

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

Outlook  for  the  Future
-------------------------

Several other factors may affect the Trust's operating performance during the remainder of 2002 and through the dissolution date including:

changes in the markets for the Trust's equipment, changes in the regulatory environment in which that equipment operates, and changes in the real estate markets in which the Trust's has ownership interests.

The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. Management of the Trust believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time. In addition, management expects that the resulting decline in air travel will suppress market prices for used aircraft and could inhibit the viability of some airlines. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

The Trust's involvement in real estate development also introduces financial risks, including the potential need to joint venture and/or borrow funds to develop the real estate projects. While the Trust presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Trust, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future.

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

The Trust's interests in ski resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners. The events of September 11, 2001 have also continued to adversely affect the travel industry, which has decreased the number of visitors to the ski resorts.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the condition and type of equipment being sold and its marketability at the time of sale. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

The ultimate economic return from the sale of the Trust's real estate interests is dependent upon may factors, include, without limitation, the general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, and other governmental rules.

The Trust's Advisor, EFG, and the Managing Trustee will continue to monitor and manage these events in order to maximize the residual value of the Trust's equipment and the return from the Trust's real estate interests, and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

In the future, the nature of the Trust's operations and principal cash flows will shift from rental receipts to equipment and non-equipment sale proceeds as the Trust remarkets its equipment. As this occurs, the Trust's cash flows may become more volatile.


Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Trust's financial statements include financial instruments that are exposed to interest rate risks.

Approximately 77% of the Trust's lease revenues earned during the nine months ended September 30, 2002 were from lessees located outside of the United States. All of the Trust's leases require payment in United States (US) currency. If the lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

Item  4.  Controls  and  Procedures
-----------------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Trust's Principal Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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


                             AFG Investment Trust D


     By:     AFG  ASIT  Corporation,  a  Massachusetts
          corporation  and  the  Managing  Trustee  of
          the  Registrant.


     By:     ls/  Richard  K  Brock
             ----------------------
          Richard  K  Brock
                     Chief Financial Officer and Treasurer of AFG ASIT Corp., the Managing Trustee of the Trust
                 (Duly  Authorized  Officer  and
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

f) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

g) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

h) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

j) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                    /s/  Richard  K  Brock
                    ----------------------
                    Richard  K  Brock
                                  Chief  Financial  Officer and Treasurer of AFG
ASIT  Corp.
                          (Duly  Authorized  Officer  and
                                    Principal  Financial and Accounting Officer)
                                     November  19,  2002

                                  Exhibit Index



99.1  Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act

99.2  Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act