Form 10QSB
period 2003-09-30
AFG INVESTMENT TRUST D
filed 2003-11-14
CIK 879497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

[ ]
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-25648

                                                                                      AFG Investment Trust D
(Name of Small Business Issuer in its charter)

    Delaware                      04-3157233
    (State or other jurisdiction of              ( I.R.S. Employer Identification No.)
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

Shares of Class A interests outstanding as of November 14, 2003: 1,934,755
Shares of Class B interests outstanding as of November 14, 2003: 3,142,083

Transitional Small Business Disclosure Format: YES . NO X .

AFG INVESTMENT TRUST D

FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements

Statements of Financial Position
at September 30, 2003 and December 31, 2002	3

Statements of Operations
for the Three and Nine Months Ended September 30, 2003 and 2002	4

Statement of Changes in Participants’ Capital
for the Nine Months Ended September 30, 2003	5

Statements of Cash Flows
for the Nine Months Ended September 30, 2003 and 2002	6

Notes to the Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION:

Item 1 – 6.	30

AFG INVESTMENT TRUST D
STATEMENTS OF FINANCIAL POSITION
(in thousands of dollars, except share amounts)
(unaudited)
	September 30,	December 31,
	2003	2002

Assets

Cash and cash equivalents	$936	$438
Rents receivable	240	11
Accounts receivable - affiliate	62	112
Loan receivable - EFG/Kettle Development LLC	78	78
Interest receivable	121	49
Investment - affiliate	372	524
Interest in EFG/Kettle Development LLC	4,038	3,588
Interest in EFG Kirkwood LLC	1,806	1,611
Interest in MILPI Holdings, LLC	11,370	9,754
Interest in C & D IT, LLC	1,157	1,000
Investments - other	205	205
Other assets, net of accumulated amortization of $0.3
million and $0.2 million at September 30, 2003
and December 31, 2002, respectively	492	586
Equipment at cost, net of accumulated depreciation
of $30.6 million and $31.6 million at September 30, 2003
and December 31, 2002, respectively	18,866	22,229

Total assets	$39,743	$40,185

Liabilities and participants' capital

Notes payable	$20,710	$22,623
Accrued liabilities	337	378
Deferred rental income	288	288
Other liabilities	1,558	1,558

Total liabilities	22,893	24,847

Commitments and Contingencies

Participants' capital (deficit):
Managing Trustee	(5)	(53)
Special Beneficiary	-	-
Class A beneficiary interests (1,934,755 interests,
initial purchase price of $25 each)	18,046	17,006
Class B beneficiary interests (3,142,083 interests,
initial purchase price of $5 each)	-	-
Treasury interests (154,275 Class A interests at cost)	(1,615)	(1,615)
Accumulated other comprehensive income	424	-
Total participants' capital	16,850	15,338

Total liabilities and participants' capital	$39,743	$40,185

AFG INVESTMENT TRUST D
STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue

Lease revenue	$ 1,189	$ 1,269	$ 3,605	$ 3,789
Interest income	28	3	77	12
Gain on disposition of equipment	220	23	327	375

Total revenue	1,437	1,295	4,009	4,176

Expenses

Depreciation and amortization	860	1,154	2,775	3,381
Impairment of assets	-	-	-	484
Interest expense	422	480	1,324	1,586
Interest expense - affiliates	-	7	-	16
Management fees - affiliates	105	103	316	318
Operating expenses	130	1,164	414	1,911
Operating expenses - affiliates	17	61	87	180

Total expenses	1,534	2,969	4,916	7,876

Equity Interests

Equity in net income (loss) of EFG/Kettle Development LLC	53	(39)	27	(132)
Equity in net (loss) income of EFG Kirkwood LLC	(382)	(600)	195	(34)
Equity in net income of MILPI Holdings, LLC	45	39	432	565

Total income (loss) from equity interests	(284)	(600)	654	399

Net loss	$ (381)	$ (2,274)	$ (253)	$ (3,301)

Net income (loss)
per Class A beneficiary interest	$ (0.20)	$ (1.16)	$ 0.03	$ (1.73)

per Class B beneficiary interest	$ -	$ -	$ (0.08)	$ -

AFG INVESTMENT TRUST D
STATEMENTS OF CHANGES IN PARTICIPANTS’ CAPITAL
For the Nine Months Ended September 30, 2003
(in thousands dollars, except shares)
(unaudited)

								Accumulated
	Managing	Special						Other
	Trustee	Beneficiary	Class A Beneficiaries		Class B Beneficiaries		Treasury	Comprehensive

			Interests	Amount	Interests	Amount	Interests	Income	Total

Balance at December 31, 2002	$ (53)	$ -	1,934,755	$ 17,006	3,142,083	$ -	$ (1,615)	$ -	$15,338
									-
Increase in capital related to the purchase and issuance of partnership interests of equity investment
		111		980		237		-	1,341
Net income (loss)	35	(111)	-	60	-	(237)	-	-	(253)
Foreign currency translation adjustment	-	-	-	-	-	-	-	424	424
Balance at September 30, 2003	$ (5)	$ -	1,934,755	$18,046	3,142,083	$ -	$(1,615)	$ 424	$16,850

AFG INVESTMENT TRUST D
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(in thousands dollars)
(unaudited)

	2003	2002

Cash flows provided by (used in) operating activities
Net loss	$ (253)	$ (3,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,775	3,381
Impairment of assets	-	484
Gain on disposition of equipment	(327)	(375)
Changes in assets and liabilities:
Rents receivable	(229)	557
Accounts receivable - affiliate	50	(40)
Interest receivable	(72)	(49)
Other assets	(15)	(143)
Accrued liabilities	(41)	22
Accrued liabilities - affiliates	-	(113)
Deferred rental income	-	(281)
Net cash provided by operating activities	1,888	142

Cash flows provided by (used in) investing activities
Proceeds from equipment sales	1,025	377
Investment - affiliate	152	-
Investment - other	-	6
Loan receivable – EFG/Kettle Development	-	29
Change in equity interests	(230)	(399)
Purchase of interest in MILPI Holdings, LLC	-	(1,964)
Acquisition fees paid to affiliate	-	(20)
Dividend received from MILPI Holding, LLC	-	1,000
Purchase of interest in C & D IT, LLC	-	(1,000)
Net cash provided (used in) by investing activities	947	(1,971)

Cash flows provided by (used in) financing activities
Proceeds from note payable	-	1,540
Proceeds from note payable - affiliate	-	589
Principal payments - notes payable	(1,913)	(1,989)

Net cash (used in) provided by financing activities	(1,913)	140

Net increase (decrease) in cash and cash equivalents	922	(1,689)
Effect of foreign exchange rate changes	(424)	-
Cash and cash equivalents at beginning of year	438	1,888

Cash and cash equivalents at end of period	$ 936	$ 199

Supplemental information
Cash paid during the period for interest	$ 1,207	1,672

Noncash tranaction Increase in interest in MILPI Holdings, LLC related to issuance of partnership interests and purchase of interest in Rancho Malibu	$ 1,184	$ -

Increase in interest in C & D IT, LLC related to issuance of partnership interests	$ 157	$ -

NOTE 1 – BASIS OF PRESENTATION

The financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission and are unaudited. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2002 Annual Report (Form 10-K) of AFG Investment Trust D (the "Trust") on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2002 Annual Report in Form 10-K.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Trust’s financial position at September 30, 2003 and December 31, 2002, results of operations for the three and nine month periods ended September 30, 2003 and 2002, statements of changes in participants’ capital for the nine months ended September 30, 2003 and statements of cash flows for the nine months ended September 30, 2003 and 2002 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the September 30, 2003 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, participants' capital, or net income (loss).

NOTE 2 – FOURTH QUARTER ADJUSTMENT

In the fourth quarter of fiscal year 2002, the Trust reversed depreciation of approximately $0.4 million relating to one of its aircraft. Approximately $0.1 million related to each of the three months ended March 31, 2002, June 30, 2002 and September 30, 2002. Depreciation and amortization expense previously reported in the quarterly report for the three and nine months ended September 30, 2002 was $1.3 million and $3.7 million, resulting in net loss of $2.4 million and $3.6 million, respectively. The respective quarterly statements of financial operations have been adjusted to reflect this reversal.

NOTE 3 - EQUIPMENT

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

The following is a summary of equipment owned by the Trust at September 30, 2003 and December 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2003 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease term equal to zero reflects equipment either off-lease or being leased on a month-to-month basis. Equipment consists of the following at September 30, 2003 and December 31, 2002 (in thousands of dollars):

	Remaining
	Lease Term as of
	September 30, 2003
Equipment Type	(Months)	September 30, 2003	December 31, 2002

Aircraft	3-15	$43,774	$43,774
Locomotives	0	4,272	8,312
Construction and mining	0	962	962
Materials handling	0-7	379	379
Other	0	46	388

Total equipment cost	-	49,433	53,815
Accumulated depreciation	-	(30,567)	(31,586)

Equipment, net of accumulated depreciation	-	$18,866	$22,229

At September 30, 2003 and December 31, 2002, equipment with an original cost of $30.2 million was proportionately owned with other affiliated entities.

At September 30, 2003, the Trust’s ownership interest in aircraft and related lease payment streams are used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of $43.8 million and a net book value of $17.2 million at September 30, 2003.

The summary above includes off-lease equipment held for re-lease with an original cost of $4.4 million and a net book value of $0.6 million.

During the nine months ended September 30, 2003, the Trust sold six off-lease locomotives with a net book value of $0.7 million for $1.0 million in cash proceeds, resulting in a gain of $0.3 million. At September 30, 2003, the Trust had 7 locomotives remaining in the warehouse with a net book value of $0.6 million. The Managing Trustee is actively seeking to re-lease or sell all equipment not on lease.

The Trust accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows.

During the nine months ended September 30, 2003, the Trust evaluated the aircraft which is secured by non-recourse debt, in accordance with SFAS No. 144. The recoverable value of the aircraft was determined based on management’s assumption that the asset would not be sold or re-leased but rather returned to the lender. If the Company anticipated selling or re-leasing the asset, the recoverable value would have been significantly lower which would have resulted in an impairment. The aircraft’s fair value was determined by an independent third party. The appraiser made several assumptions when calculating the fair value. The appraiser assumed the aircraft will sell at current market prices which are based on "today’s" market conditions which included a thorough review of recent market activity and known transaction data involving the subject aircraft types. In addition, the appraiser considered the perceived current demand for the asset, its availability on the market, and expressed views of the industry. The appraiser also considered the most reasonable value on an open market under conditions requisite to a fair sale and the effects of the airline industry following the events of September 11, 2001. No impairments to equipment were required in the nine months ended September 30, 2003. During the nine months ended September 30, 2002, as a result of a continuous decrease in market demand for aircraft due to the deterioration in the airline industry following the events of September 11, 2001, the Trust determined the projected future undiscounted cash flows were lower than the carrying value of its aircraft. For the nine months ended September 30, 2002, the Trust recorded a write-down of equipment of $0.5 million, which represented an impairment to the carrying value of the Trust’s interest in a McDonnell Douglas MD-87 aircraft.

In addition, the seller of Trust’s interest in Kettle Valley Development Trust LP ("KVD LP") purchased a residual interest in a Boeing 767-300 aircraft owned by the Trust and AFG Investment Trust C ("Trust C") and leased to an independent third party. The seller paid approximately $3.0 million ($1.5 million or 50% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Trust and Trust C in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Trust and is included in Other Liabilities on the accompanying Statements of Financial Position at both September 30, 2003 and December 31, 2002. In the event the aircraft is not sold or re-leased but rather returned to the lender, the residual interest liability will be recorded as income in the Statement of Operations in the period the aircraft is returned to the lender.

NOTE 4 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Trust and Trust C own EFG/Kettle Development LLC ("Kettle Valley"), a Delaware limited liability company, which owns a non-controlling 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada, called Kettle Valley. To date, 42 residential units have been constructed and sold.

The Trust’s ownership interest in Kettle Valley is accounted for on the equity method and the Trust recorded income of $0.1 million and $27,000 for the three and nine month periods ended September 30,2003, respectively, compared to a loss of $39,000 and $0.1 million for the same periods in 2002. During the nine months ended September 30, 2003, the Trust recorded a net foreign currency translation adjustment of $0.4 million reflecting a strengthening of the Canadian dollar against the U.S. dollar which is included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital . (See Note 10 - Comprehensive Income (Loss)). Translation adjustments for prior periods have been immaterial.

The table below provides KVD LP’s summarized consolidated balance sheet as of September 30, 2003 and December 31, 2002 (in thousands of dollars):

	September 30, 2003	December 31, 2002

Total assets	$17,574	$15,441
Total liabilities	4,559	4,339

Net equity	$13,015	$11,102

The table below provides KVD LP’s summarized consolidated statement of operations data for the three and nine months ended September 30, 2003 and 2002 (in thousands of dollars):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Total revenues	$ 1,258	$ 1,004	$ 3,747	$ 2,281
Total expenses	1,044	1,163	3,653	2,650

Net income (loss)	$ 214	$ (159)	$ 94	$ (369)

NOTE 5 - INTEREST IN EFG KIRKWOOD LLC

The Trust and three affiliated trusts (collectively the "Trusts") and an affiliated corporation, Semele, own EFG Kirkwood LLC ("EFG Kirkwood"). The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Trust holds a non-controlling 30% of EFG Kirkwood’s Class A membership interests.

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. For the three and nine months ended September 30, 2003, the Trust recorded a loss of $0.4 million and income of $0.2 million, respectively, compared to a loss of $0.6 million and $34,000 for the same periods in 2002, which represented its pro-rata share of the net income (loss) of EFG Kirkwood.

The table below provides EFG Kirkwood’s summarized consolidated balance sheet as of September 30, 2003 and December 31, 2002, respectively (in thousands of dollars):

	September 30, 2003	December 31, 2002

Total assets	$6,216	$5,578
Total liabilities	-	-

Net equity	$6,216	$5,578

The table below provides EFG Kirkwood’s summarized consolidated statement of operations data for the three months and nine months ended September 30, 2003 and 2002, respectively (in thousands of dollars):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Equity (loss) income on investments	$ (1,286)	$ (2,001)	$ 638	$ (112)

EFG Kirkwood owns membership interests in Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). The table below provides comparative summarized statement of operations data for Mountain Resort and Mountain Springs for the three and nine months ended September 30, 2003 and 2002. The operating companies have a fiscal year end of April 30th which is different from the Trust (in thousands dollars).

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Mountain Resorts
Total revenues	$ 3,247	$ 2,082	$ 24,775	$ 22,558
Total expenses	5,321	4,583	21,938	21,147

Net (loss) income	$ (2,074)	$ (2,501)	$ 2,837	$ 1,411

Mountain Springs
Total revenues	$ 2,050	$ 2,016	$ 12,779	$ 13,121
Total expenses	4,128	4,121	14,176	14,629

Net (loss) income	$ (2,078)	$ (2,105)	$ (1,397)	$ (1,508)

NOTE 6 - INTEREST IN MILPI HOLDINGS, LLC

The Trust has a non-controlling ownership interest in MILPI Holding, LLC ("MILPI"), which is accounted for on the equity method. In May 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trust’s interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust and Trust C’s non-controlling ownership interest in MILPI increased to 50% per trust.

For the three and nine months ended September 30, 2003, the Trust recorded income of $45,000 and $0.4 million, respectively, compared to income of $39,000 and $0.6 million for the same periods in 2002, which represented its pro-rata share of the net income of MILPI.
In February 2003, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee including approval of the MILPI’s purchase of Semele’s interest in Rancho Malibu Limited Partnership. Subsequently, the Trust’s shareholders approved all of the articles included in the proxy statement. On March 17, 2003, Semele and Rancho Malibu Corp. contributed all of its partnership interest in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele held in RM Financing LLC to RMLP, Inc., a subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., an approximate 15% interest in RMLP, Inc. The effect of this transaction on the Trust’s financial statements was to increase its investment in MILPI and the corresponding participants’ capital by $0.8 million.

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an unrelated third party investor as an additional partner. This partner contributed $2.0 million to the partnership and is the Development General Partner. In addition to the initial contribution, this partner, as the Development General Partner, will be responsible for the coordination and management of the construction activities. In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84") to reflect the issuance of the partnership interest to the additional partner, the Trust recorded a gain of $0.4 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Increase in capital related to issuance of partnership interest in equity investment."

The tables below provide summarized consolidated balance sheet data as of September 30, 2003 and December 31, 2002, and consolidated income statement data for MILPI for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands of dollars):

	September 30, 2003	December 31, 2002

Total assets	$ 61,522	$ 44,400
Total liabilities	36,084	18,440
Minority interests	847	-

Equity	$ 24,591	$ 25,960

. .	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
.	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Total revenues	$ 1,706	$ 978	$ 5,445	$ 4,357
Total expenses	1,665	588	3,762	1,956

Income before income taxes	41	390	1,683	2,401
(Benefit from) provision for taxes	(51)	286	547	936

Net income	$ 92	$ 104	$ 1,136	$ 1,465

NOTE 7 – INTEREST IN C & D IT LLC

The Trust and Trust C each own 50% of C & D IT LLC, a Delaware limited liability company, to which each Trust contributed $1.0 million.

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional partner, as mentioned above. In accordance with the provisions of SAB 51 and 84 to reflect the issuance of partnership interest to the additional partner, the Trust recorded a gain of $0.2 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Increase in capital related to issuance of partnership interest in equity investment."

NOTE 8 - RELATED PARTY TRANSACTIONS

Various operating expenses incurred by the Trust are paid by Equis Financial Group Limited Partnership ("EFG") on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine months ended September 30, 2003 and 2002, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):

	September 30, 2003	September 30, 2002

Acquisition fees	$-	$19
Management fees	316	318
Administrative charges	70	180
Reimbursable operating expenses due to third parties	17	-

Total	$403	$517

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust.

All rents and proceeds from the disposition of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2003, the accounts receivable – affiliates include $49,000 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2003.

NOTE 9 - NOTES PAYABLE

Notes payable at September 30, 2003 consisted of two installment notes totaling $20.7 million payable to banks and institutional lenders. One of the notes bears a fluctuating interest rate based on LIBOR plus a margin. The other note has a fixed interest rate of 9%. Both of the installment notes are non-recourse and are collateralized by certain of the Trust’s aircraft and assignment of the related lease payments. These notes will be partially amortized by the remaining contracted lease payments. The Trust has balloon payment obligations of $15.8 million and $1.3 million, respectively, at the expiration of the debt in November 2003 and January 2005, respectively. Management believes however, the aircraft associated with the non-recourse debt, which expires in November 2003, could not be sold for an amount sufficient to cover the balloon payment or re-leased for an amount that would be sufficient to refinance the debt. It is probable that the aircraft will be returned to the lender. As a result, the Trust will not be required to make the balloon payment.

The annual maturities of the installment notes payable are as follows (in thousands of dollars):

For the year ending September 30,  2004      $     16,358
               2005          4,352
              Total            $                  20,710

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive net income and its components in participants’ capital. SFAS 130 requires foreign currency translation adjustments to be included in comprehensive income. However, it has no impact on the Trust’s net income as presented in the financial statements.
The following are the components of comprehensive income (in thousands of dollars):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003

Net loss	$ (381)	$ (253)

Foreign currency translation (loss) gain	(18)	424

Comprehensive (loss) income	$ (399)	$ 171

In the three and nine months ended September 30, 2002, net income equaled comprehensive income.

NOTE 11 – CONTINGENCIES AND COMMITTMENTS

The SEC staff has informed the Trust that it believes the Trust may be an unregistered investment company within the meaning of the Act. The Trust, after consulting with counsel, does not believe that it is an unregistered investment company. However, it is possible that the Trust may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, the Trust intends to avoid being deemed an investment company by means that may include disposing assets that they might not otherwise dispose of.

NOTE 12 - SEGMENT REPORTING

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the Trust's interest in MILPI, which owns 100% of PLM International, Inc., an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, and Kettle Valley and MILPI through its newly formed subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2003 and 2002 is summarized below (in thousands of dollars).

For the Three Months Ended	Equipment	Equipment	Real
September 30, 2003	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$1,189	$-	$-	$-	$1,189
Interest income	-	-	26	2	28
Gain on sale of equipment	220	-	-	-	220

Total revenue	1,409	-	26	2	1,437

Expenses:
Depreciation and amortization	860	-	-	-	860
Interest expense	422	-	-	-	422
Management fees - affiliates	60	25	20	-	105
Operating expenses	30	-	-	100	130
Operating expenses - affiliates	17	-	-	-	17

Total expenses	1,389	25	20	100	1,534

Equity Interests:
Equity in net income of EFG/Kettle Development LLC	-	-	53	-	53
Equity in net loss of EFG Kirkwood LLC	-	-	(382)	-	(382)
Equity in net income of MILPI Holdings, LLC	-	37	8	-	45

Total income (loss) from equity interests	-	37	(321)	-	(284)

Net income (loss)	$20	$12	$(315)	$(98)	$(381)

Total Assets as of September 30, 2003	$19,274	$9,156	$10,270	$1,044	$39,743

For the Three Months Ended	Equipment	Equipment	Real
September 30, 2002	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$1,269	$-	$-	$-	$1,269
Interest income	-	-	-	3	3
Gain on sale of equipment	23	-	-	-	23

Total revenue	1,292	-	-	3	1,295

Expenses:
Depreciation and amortization	1,154	-	-	-	1,154
Interest expense	480	-	-	-	480
Interest expense - affiliates	7	-	-	-	7
Management fees - affiliates	58	25	20	-	103
Operating expenses	63	-	-	1,101	1,164
Operating expenses - affiliates	22	-	-	39	61

Total expenses	1,784	25	20	1,140	2,969

Equity Interests:
Equity in net loss of EFG/Kettle Development LLC	-	-	(39)	-	(39)
Equity in net loss of EFG Kirkwood LLC	-	-	(600)	-	(600)
Equity in net income of MILPI Holdings, LLC	-	39	-	-	39

Total income (loss) from equity interests	-	39	(639)	-	(600)

Net (loss) income	$(492)	$14	$(659)	$(1,137)	$(2,274)

Capital Expenditures	$-	$1,984	$1,000	$-	$2,984

For the Nine Months Ended	Equipment	Equipment	Real
September 30, 2003	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$3,605	$-	$-	$-	$3,605
Interest income	-	-	72	5	77
Gain on sale of equipment	327	-	-	-	327

Total revenue	3,932	-	72	5	4,009

Expenses:
Depreciation and amortization	2,775	-	-	-	2,775
Interest expense	1,324	-	-	-	1,324
Management fees - affiliates	181	73	61	1	316
Operating expenses	49	-	-	365	414
Operating expenses - affiliates	87	-	-	-	87

Total expenses	4,416	73	61	366	4,916

Equity Interests:
Equity in net income of EFG/Kettle Development LLC	-	-	27	-	27
Equity in net income of EFG Kirkwood LLC	-	-	195	-	195
Equity in net income of MILPI Holdings, LLC	-	348	84	-	432

Total income from equity interests	-	348	306	-	654

Net (loss) income	$(484)	$275	$317	$(361)	$(253)

For the Nine Months Ended	Equipment	Equipment	Real
September 30, 2002	Leasing	Management	Estate	Other	Total

Revenue

Lease revenue	$3,789	$-	$-	$-	$3,789
Interest income	1	-	-	11	12
Gain on sale of equipment	375	-	-	-	375

Total revenue	4,165	-	-	11	4,176

Expenses

Depreciation and amortization	3,381	-	-	-	3,381
Impairment of assets	484	-	-	-	484
Interest expense	1,586	-	-	-	1,586
Interest expense - affiliates	-	16	-	-	16
Management fees - affiliates	183	73	61	1	318
Operating expenses	583	-	-	1,328	1,911
Operating expenses - affiliates	180	-	-	-	180

Total expenses	6,397	89	61	1,329	7,876

Equity Interests

Equity in net loss of EFG/Kettle Development LLC	-	-	(132)	-	(132)
Equity in net loss of EFG Kirkwood LLC	-	-	(34)	-	(34)
Equity in net income of MILPI Holdings, LLC	-	565	-	-	565

Total income (loss) from equity interests	-	565	(166)	-	399

Net (loss) income	$(2,232)	$476	$(227)	$(1,318)	$(3,301)

Capital Expenditures	$-	$1,984	$1,000	$-	$2,984

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS
In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.   The adoption of FIN 45 did not have a material impact on the Trust’s financial position or results of operations.

In September 2001, the rule making body of the American Institute of Certified Public Accountants ("AICPA") issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the, Proposed Statement"). This group, referred to as AICPA Accounting Standards Executive Committee ("AcSEC"), recently decided that it will no longer issue accounting guidance and planned to transition the majority of its projects to the FASB. However, the FASB subsequently requested that AcSEC address certain portions of the Proposed Statement in smaller scope projects. The FASB expressed their concern that the project would not be completed timely by AcSEC or the FASB, if the scope of the project was not reduced. On September 9, 2003, AcSEC voted to approve the proposed statement and is expected to present it to the FASB for clearance in the first quarter of 2004.

If the existing Proposed Statement is issued, it would require the Trust to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life. The Trust has not yet quantified the impact of adopting the Proposed Statement on its financial statements, however, the Trust preliminary assessment is that the adoption of this pronouncement may increase the value of vessels and equipment of its equity investment in MILPI, therefore would result in an increase in the investment in MILPI with a corresponding increase participants’ capital of the Trust.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 was originally effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 (September 30, 2003 for the Trust). However, on October 8, 2003, the FASB delayed the effective date for consolidating variable interests created before February 1, 2003 until the end of the period ending after December 15, 2003 (December 31, 2003 for the Trust).

Management’s preliminary estimates indicate that the Trust has variable interests in VIEs through its minority equity investments, which are accounted for under the equity method of accounting. Based on the initial estimates, management does not believe FIN 46 will result in consolidation of its equity investments, as the Trust does not appear to be the primary beneficiary. Detailed interpretations of FIN 46 continue to emerge and, accordingly, management is still in the process of evaluating its impact. The maximum exposure to loss is limited to the Trust’s equity investment balances as of September 30, 2003, as the Trust is not required to make any additional contributions to the ventures. The nature, purpose and amount of the Trust’s equity investments are described in the above notes to the financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity . Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. In October 2003, the FASB deferred, for an indefinite period, the effective date of Statement No. 150.

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

Contingencies and litigation: The Trust is subject to legal proceedings involving ordinary and routine claims related to its business when quantifiable estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to adjust amounts recorded in its financial statements.

Investment Company Act of 1940

The SEC staff has informed the Trust that it believes the Trust may be an unregistered investment company within the meaning of the Act. The Trust, after consulting with counsel, does not believe that it is an unregistered investment company. However, it is possible that the Trust may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, the Trust intends to avoid being deemed an investment company by means that may include disposing assets that they might not otherwise dispose of.

Segment Reporting

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the Trust's interest in MILPI, which owns 100% of PLM International, Inc. ("PLM") an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, and Kettle Valley and MILPI through its newly formed subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables. (see Note 12 to the unaudited financial statements)

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002:

Results of Operations

Equipment Leasing

For the three and nine months ended September 30, 2003, the Trust recognized lease revenue of $1.2 million and $3.6 million, respectively, compared to $1.3 million and $3.8 million, respectively, for same period in 2002. The decrease in lease revenue in the three and nine months ended September 30, 2003 compared to the same periods in 2002 resulted primarily from lease expirations and the disposition of equipment. Future equipment sales will result in a reduction in the lease revenue recognized as the Trust is no longer allowed to purchase equipment.

Interest income for the three and nine months ended September 30, 2003 was $28,000 and $0.1 million, respectively, compared to $3,000 and $12,000, respectively, for the same period in 2002. Interest income is typically generated from the temporary investment of rental receipts, equipment sales proceeds in short-term instruments and loans made to affiliates and increased in the three and nine months ended September 30, 2003 in comparison to the same period of 2002 due to an increase in interest income earned on the loan receivable due from Kettle Valley Development LLC.

During the three and nine months ended September 30, 2003, the Trust sold equipment to unaffiliated third parties having a net book value of $0.4 million and $0.7 million, respectively. These sales resulted in a gain of $0.2 million and $0.3 million, for the three and nine months ended September 30, 2003, respectively. During the three and nine months ended September 30, 2002, the Trust sold equipment having a net book value of $2,000 to unaffiliated third parties. These sales resulted in a gain of $23,000 and $0.4 million, respectively.

Management fees- affiliate from equipment leasing and non-equipment management were $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2003 and 2002, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $0.1 million and $0.5 million for the three and nine months ended September 30, 2003, respectively, compared to $1.2 million and $2.1 million, respectively, for the same three and nine month periods in 2002. In 2002 the Trust re-leased the McDonnell Douglas DC-8-73 aircraft to Cygnus and incurred approximately $0.7 million of repairs and maintenance fees incurred to service the aircraft. In addition, the Trust incurred approximately $0.5 million of noncapitalizable costs in conjunction with the amendment on the debt agreement for the aircraft. The Trust did not incur similar charges in 2003. The Trust’s operating expenses for the nine months ended September 30, 2002 included $0.5 million of remarketing expenses related to the re-lease of an aircraft. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Depreciation and amortization expense was $0.9 million and $2.8 million for the three and nine months ended September 30, 2003, respectively compared to $1.2 million and $3.4 million, respectively, for the same periods in 2002. Depreciation and amortization decreased by $0.3 million and $0.6 million during the three and nine months ended September 30, 2003 compared to the same periods in 2002. The decrease in depreciation for the respective periods is attributable to the disposition of the Trust’s leasing equipment. Depreciation and amortization is expected to continue to decline in the future as the Trust’s equipment portfolio is sold and not replaced.

During the nine months ended September 30, 2002, the Trust recorded an impairment to the carrying value of the Trust’s interest in a McDonnell Douglas MD-87 aircraft, as a result of continuous decrease in market demand for aircrafts due to the effects of September 11, 2001. The resulting charge of $0.5 million was based on a comparison of estimated fair value and carrying value of the Trust’s interest in the aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft. No impairments were recorded during the nine months ended September 30, 2003.

Interest expense on third party debt was $0.4 million and $1.3 million for the three and nine months ended September 30, 2003, respectively, compared to $0.5 million and $1.6 million, respectively, for the same periods in 2002. The decrease in interest expense for each of the respective periods is attributable to lower average outstanding debt balances in the periods ended September 30, 2003 compared to the same periods in 2002.

Equipment Management

For the three and nine months ended September 30, 2003, the Trust recorded income of $45,000 and $0.4 million, respectively, compared to income of $39,000 and $0.6 million for the same periods in 2002, which represented its pro-rata share of the net income of MILPI under the equity method of accounting.

MILPI Operating Results

During the three and nine months ended September 30, 2003, MILPI recognized revenues of $1.7 million and $5.4 million, respectively, compared to $1.0 million and $4.4 million, respectively, for the same periods in 2002. Revenues for the three months ended September 30, 2003 consisted primarily of management fees of $1.3 million and lease revenue of $0.4 million. Revenues for the nine months ended September 30, 2003 consisted primarily of management fees of $4.0 million, $0.7 million of acquisition and lease negotiation fees, $0.2 million gain on disposition of equipment and $0.5 million of lease revenue. Revenues for the three months ended September 30, 2002 are comprised primarily of management fees of $1.0 million. For the nine months ended September 30, 2002, revenues were comprised of management fees of $4.2 million and $0.2 million of interest income. The decrease in management fees from 2003 compared to 2002 is due to a decrease of equipment managed by MILPI. Acquisition and lease negotiation fees increased in 2003 by $0.7 million due to more equipment being placed in PLM managed programs during 2003 compared to 2002. The increase in lease revenues of $0.5 was due to an increase in the amount of assets held for sale in the nine months ended September 30, 2003.

During the three and nine months ended September 30, 2003, MILPI incurred total expenses of $1.7 million and $3.8 million, respectively, compared to $0.6 million and $2.0 million, respectively, for the same period in 2002. Expenses for the three months ended September 30, 2003 are comprised of operational support expenses of $1.0 million, depreciation and amortization expense of $0.5 million and a $0.2 million impairment of MILPI’s investments in the managed programs. For the nine months ended September 30, 2003, expenses are comprised primarily of operational support expenses of $2.6 million, depreciation and amortization expense of $0.8 million and a $0.4 million impairment of MILPI’s investments in the managed programs. Expenses for the three months ended September 30, 2002 are comprised of operational support expenses of $0.6 million. For the nine months ended September 30, 2002, expenses are comprised primarily of operational support expenses of $1.9 million and depreciation and amortization expense of $0.1 million.

The increase in total expenses for the three and nine month periods ended September 30, 2003 compared to the same periods in 2002, is attributable to an increase in general and administrative costs of $0.4 million and $0.9 million, respectively, resulting from increased staffing related to its rail operations and increased administrative charges. Depreciation increased $0.5 million and $0.7 million during the three and nine months ended September 30, 2003 compared to 2002 as a result of newly acquired equipment. In addition, the increase in total expenses is attributable to an impairment charge of $0.4 million to MILPI’s investments in the managed programs which was recorded during 2003. A similar charge was not recorded in 2002.

During the three and nine months ended September 30, 2003, MILPI had a benefit from income taxes of $0.1 million and an income tax expense of $0.5 million, respectively, with an effective tax rate of 33% for the nine month period. For the three and nine month period ended September 30, 2002, MILPI incurred income tax expense of $0.3 million and $0.9 million, respectively, with an effective tax rate of 38% for the nine month period. The effective tax rate decreased 5% during the nine month period ended September 30, 2003 compared to the same period in 2002 due an increase in the amount of income earned by limited liability companies that are not subject to taxation.

For the three and nine months ended September 30, 2003, MILPI had after-tax income of $0.1 million and $1.1 million compared to $0.1 million and $1.5 million for the same periods in 2002.

Real Estate

Management fees paid to EFG for non-equipment assets were $20,000 and $0.1 million for each of the three and nine months ended September 30, 2003 and 2002, respectively. Management fees for non-equipment assets, excluding cash, are 1% of the original equipment cost of such assets under management.

RMLP, Inc. (a subsidiary of MILPI)

In February 2003, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee including approval of the transfer of Semele’s interest in Rancho Malibu Limited Partnership, by a subsidiary of MILPI. Subsequently, the Trust’s shareholders approved all of the articles included in the proxy statement. On March 17, 2003, Semele and Rancho Malibu Corp. transferred all of the partnership interest in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele held in RM Financing LLC to RMLP, Inc., a subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., approximately 15% interest in RMLP, Inc. The effect of this transaction on the Trust’s financial statement was to increase its investment in MILPI and the corresponding participants’ capital by $0.8 million.

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an unrelated third party investor as an additional partner. The purpose of the partnership is to complete the construction of forty-six residential homes. This partner contributed $2.0 million to the partnership and is the Development General Partner. In addition to the initial contribution, this partner, as the Development General Partner, will be responsible for the coordination and management of the construction activities. In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84") to reflect the issuance of partnership interest to the additional partner, the Trust recorded an increase in its investment in MILPI of $0.4 million and an increase in its investment in C&D IT LLC of $0.2 million with the corresponding net increase in capital of $0.6 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Increase in capital related to issuance of partnership interest in equity investment."

As the Malibu property is still in the development stage, all expenditures are capitalized and thus there is no impact on the results of operations.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 42 residential units have been constructed and sold.

The Trust has an approximately 49% ownership interest in EFG Kettle Development LLC ("EFG Kettle Valley") which has a 49% ownership in KVD LP. The Trust’s ownership interest in EFG Kettle Valley is accounted for on the equity method and the Trust recorded income of $0.1 million and $27,000 for the three and nine month periods ended September 30, 2003, respectively, compared to loss of $39,000 and $0.1 million for the same periods in 2002. The increase in income in the three and nine months ended September 30, 2003 compared to the same periods in 2002 is primarily due to an increase in the number of lot sales during those periods. For the three and nine months ended September 30, 2003, the Trust recorded a foreign currency translation loss of $18,000 and a gain of $0.4 million, respectively. The foreign currency translation adjustment is included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital, reflecting a strengthening of the Canadian dollar against the U.S. dollar.

During the three and nine months ended September 30, 2003, KVD LP recorded revenues of $1.3 million and $3.7 million, respectively, compared to $1.0 million and $2.3 million, respectively, for the same periods in 2002. The increase in revenue for the three and nine months ended September 30, 2003 compared to the same periods in 2002 is attributable to an increase in the completion and sale of residential lots and homes during 2003 compared to 2002. The increase in residential sales is primarily attributable to lower residential mortgage rates. As such, residential sales may decline in the future if interest rates increase.
KVD LP incurred total expenses of $1.0 million and $3.7 million during the three and nine months ended September 30, 2003, respectively, compared to $1.2 million and $2.7 million, respectively, for the same periods in 2002. The decrease in total expenses for the three months ended September 30, 2003 compared to the same period in 2002 is due to a decrease in general and administrative costs and improved efficiency due to an increase in development volume. The increase in total expenses for the nine months ended September 30, 2003 compared to the same period in 2002 is attributable to the cost of sales associated with the increased sales of residential lots and homes.

EFG Kirkwood

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

EFG Kirkwood owns membership interests in:

Mountain Resort Holdings LLC ("Mountain Resort") and
Mountain Springs Resort LLC ("Mountain Springs").

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. For the three and nine months ended September 30, 2003, the Trust recorded a loss of $0.4 million and income of $0.2 million, respectively, compared to losses of $0.6 million and $34,000 for the same periods in 2002, which represented its pro-rata share of the net income (loss) of EFG Kirkwood.

Mountain Resort

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

During the three and nine months ended September 30, 2003, Mountain Resort recorded total revenues of $3.2 million and $24.8 million, respectively, compared to $2.1 million and $22.6 million for the same period in 2002, respectively. Revenues increased $1.1 million or 52% in total revenues during the three month period September 30, 2003 compared to the same period in 2002. The increase is due to residential-related revenues for the three months ended September 30, 2003 compared to the same period in 2002. The increase is primarily attributable to an increase in the number of condominium sales during 2003 compared to 2002. During the nine month period ended September 30, 2003, total revenues increased by $2.2 million or 10% compared to the same period in 2002. The increase is attributable to an increase in residential-related revenues.

During the three and nine months ended September 30, 2003, Mountain Resort recorded total expenses of $5.3 million and $21.9 million, respectively, compared to $4.6 million and $21.2 million for the same periods in 2002. The increase in total expenses of $0.7 million or 15% for the three month period September 30, 2003 compared to the same period in 2002, is primarily attributable to an increase in residential related expenses. During the nine months ended September 30, 2003 compared to the same period in 2002, operating expenses increased $0.7 million or 3% primarily as a result of an increase in cost of sales from condominium units sold in the nine months ended September 30, 2003 as compared to the same period in 2002, as also discussed above.

Mountain Springs

Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in DSC/Purgatory LLC ("Purgatory") in Durango, Colorado. DSC/Purgatory LLC is a ski and mountain recreation resort covering 2,500 acres.

During the three and nine months ended September 30, 2003, Mountain Springs recorded total revenues of $2.1 million and $12.8 million, respectively, compared to $2.0 million and $13.1 million for the same periods in 2002. The decrease of $0.3 million in total revenues during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 is the result of favorable weather conditions during the 2002 the winter season, which attracted more skiers.

Total expenses were $4.1 million and $14.2 million for the three and nine months ended September 30, 2003 compared to $4.1 million and $14.6 million for the same periods in 2002. The decrease of $0.4 million in total expenses for the nine months ended September 30, 2003 compared to the same period in 2002 is primarily due to a decrease in cost of sales associated with the decrease in revenue.

Liquidity and Capital Resources and Discussion of Cash Flows

The Trust by its nature is a limited life entity. The Trust's principal operating activities result from asset rental transactions. Cash inflows are used to satisfy debt service obligations associated with the assets, and to pay management fees and operating costs. Operating activities provided cash of $1.9 million during the nine months ended September 30, 2003.

Rents receivable increased by $0.2 million in the nine month period ended September 30, 2003. The increase in rents receivable is attributable to the timing of cash receipts. At September 30, 2003, one month of lease payments was outstanding related to the Boeing 767-300ER. In October 2003, all lease payments related to the Boeing 767-300ER were paid and are current.

Accounts receivable-affiliate decreased by $0.1 million, or 45%. Receivable from affiliates consists of rent or proceeds from the disposition of equipment by Equis Financial Group Limited Partnership ("EFG"), an affiliated entity. All rents and proceeds from the disposition of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis.

The Trust’s interest in affiliate decreased by $0.2 million or 29% during the nine month period ended September 30, 2003. The decrease is attributable to a $0.2 million cash dividend received on the investment during the nine month period.

The Trust’s investment in Kettle Valley increased by $0.5 million or 13% during the nine month period ended September 30, 2003. The increase is attributable to a net foreign currency translation gain of $0.4 million and equity income of $27,000 for the nine month period ended September 30, 2003.

Investment in EFG Kirkwood increased by $0.2 million or 12% during the nine month period ended September 30, 2003. The increase is attributable to equity income of $0.2 million recorded during the period. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the nine months ended September 30, 2003 are not indicative of future periods. This nine month period includes significant first quarter peak income activity for the resorts.

The Trust’s interest in MILPI increased by $1.6 million or 17% during the nine month period ended September 30, 2003. The increase in the investment was attributable to equity income of $0.4 million and an increase in capital of $1.2 million related to the issuance of partnership interest to an additional partner as mentioned above.

The Trust’s investment in C&D IT LLC increased by $0.2 million or 16% during the nine month period ended September 30, 2003. The increase in the investment was attributable to the issuance of partnership interest to the additional partner.

Interest receivable -affiliates increased $0.1 million during the nine months September 30, 2003. The increase is due to an increase in loan receivable – EFG Kettle Valley Development LLC of $0.1 million due to accrued interest.

Equipment held for lease decreased by $3.4 million or 15% during the nine months ended September 30, 2003. The decrease is primarily attributable to depreciation expense of $2.7 million being recorded during the period.

The Trusts balance in notes payable decreased by $1.9 million or 9% during the nine month period ended September 30, 2003. The decrease is attributable to principal payments made during the period.

Equipment Leasing

The Trust’s equipment includes a commercial aircraft. The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of most airlines. The resulting decline in air travel has suppressed market prices for used aircraft and inhibited the viability of some airlines. During 2003, severe acute repertory syndrome (SARS) has led to a dramatic decline in passenger travel in Asia. The Trustee does not expect aircraft values to return to their previous levels for the foreseeable future. At September 30, 2003, the Trust considers all rents owed from aircraft lessees to be collectible. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust’s financial position and future liquidity.

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

At September 30, 2003, the Trust was due aggregate future minimum lease payments of $2.1 million from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $20.7 million. Additional cash inflows may be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

The Trust obtained financing in connection with certain equipment assets. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At September 30, 2003, the Trust had third party debt obligations outstanding totaling $20.7 million. These notes will be partially amortized by the remaining contracted lease payments. The Trust has balloon payment obligations of $15.8 million and $1.3 million at the expiration of the lease term related to its interest in the Boeing 767-300ER in November 2003 and McDonnell Douglas DC-8-73 in January 2005, respectively.

The Trust plans to return its Boeing 767-300ER aircraft to the lender at the lease expiration. As a result, the Trust would not be required to make the balloon payment. As of September 30, 2003, the Trust had a contingent residual interest payment due to the extent that the Trust received net residual proceeds from the sale of the aircraft. As such, when the aircraft is returned to the lender at the lease expiration date, the Trust will recognize a gain of approximately $1.5 million as a result of the release of the residual interest contingency. The residual interest is included as Other Liabilities on the accompanying Statements of Financial Position at both September 30, 2003 and December 31, 2002

In accordance with the Trust’s Boeing 767-300ER lease agreement, at the end of the lease term the aircraft will be returned to the Trust with at least half time remaining with respect to the aircraft’s engines, nose and main landing gear. In addition, the aircraft shall have completed all the appropriate maintenance and scheduled checks. In no circumstance is the aircraft to be returned with less than quarter time remaining. If the aircraft is returned with between half time and quarter time, the lessee will be required to pay the Trust an amount based on the additional wear and tear of the applicable aircraft parts. If the aircraft is returned to the Trust above half time, the Trust will be required to reimburse the lessee for allowable costs spent related to aircraft maintenance. The cost to be reimbursed to the lessee is based on the amount and timing of the maintenance. The Trust cannot estimate the amount which will be due to the lessee or the amount which may be owed to the Trust when the aircraft is returned.

During the nine months ended September 30, 2003, the Trust sold equipment for proceeds of $1.0 million. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

Equipment Management

At September 30, 2003, MILPI had total assets of $61.5 million consisting primarily of $18.5 million of investments in the EGF Programs, $15.8 million of railcars held for sale, an $11.9 million investment in RMLP, Inc and goodwill of $8.1 million. The remaining assets of $7.2 million primarily consisted of cash, receivables and other assets.

MILPI had total liabilities of $36.1 million and $0.8 million of minority interest in its investment in RMLP, Inc at September 30, 2003. Liabilities primarily consisted of a $10.0 million balance on the warehouse line of credit used for the railcar purchases (discussed below); $11.9 million in deferred income taxes; $2.9 million in notes payable to an unrelated third party (discussed below) and $2.5 million to a related party (discussed below); and $8.8 in accounts payable and other liabilities.

MILPI is a participant in a $10.0 million warehouse credit facility, which expires in December 2003. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI. MILPI borrowed $10.0 million under the warehouse credit facility at September 30, 2003.

MILPI had cash flows from operations of $2.5 million for the nine months ended September 30, 2003. Cash flows from operations were used to finance and purchase railcars, purchase AFG Investment Trust A and B Liquidating Trust’s interest discussed below and purchase an interest in RMLP, Inc. as discussed below.

During the first quarter of 2003, RMLP, Inc., a wholly-owned subsidiary of MILPI, purchased a 75% ownership interest in the Rancho Malibu partnership. Rancho Malibu is a subsidiary of the Company that develops 274 acres of land in Malibu, California. MILPI purchased the interest in Rancho Malibu from Semele Group Inc. for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15%) of the common stock of RMLP, Inc. The acquisition was financed through existing cash flows. In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional unrelated investor for the purpose of completing the development of the property. The third party investor contributed $2.0 million to Rancho Malibu and is the development general partner.

During the second quarter of 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trusts’ interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves and cash flows generated from the sale of railcars. Subsequent to the acquisition, the Trust and Trust C’s ownership interest in MILPI increased to 50% per Trust.

During the nine months ended September 30, 2003, MILPI borrowed $2.9 million on the cash surrender value of the life insurance policies owned by MILPI and used the proceeds to fund railcar purchases.

MILPI’s asset base consists of its ownership interests in the management in several equipment programs with limited lives. MILPI’s revenue base consists primarily of management fees earned from the equipment programs. If MILPI does not find new sources of capital and revenue, its source of revenues and asset base will decrease and eventually terminate as the equipment programs dispose of their equipment.

Real Estate

Rancho Malibu owns a 274-acre parcel of land near Malibu, California, which is being developed into a single-family luxury residential subdivision. On March 17, 2003, Semele and Rancho Malibu Corp. contributed all of the partnership interest in Rancho Malibu Limited Partnership ("Rancho Malibu") along with 100% of the membership interests Semele held in RM Financing LLC to RMLP, Inc., a newly formed, wholly-owned subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., approximately 15% interest in RMLP, Inc. In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an unrelated third party investor as an additional partner. The purpose of the partnership is to complete the construction of forty-six residential homes. This partner contributed $2.0 million to the partnership and is the Development General Partner. In addition to the initial contribution, this partner, as the Development General Partner, will be responsible for the coordination and management of the construction activities.

The Trust and Trust C each own 50% of C & D IT LLC, a Delaware limited liability company, in which each Trust contributed $1.0 million. C&D IT LLC’s only asset consists of its interest in Rancho Malibu. Rancho Malibu is in the development stage. Cash distributions from this investment are not anticipated in the near future since Rancho Malibu is using its cash flows to complete development of the property. As the Trust has ended its acquisition phase, it is not allowed to make additional contributions to the Rancho Malibu.

The Trust and Trust C own EFG/Kettle Development LLC which owns a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. As of September 30, 2003, Kettle Valley had current assets of $15.5 million, which consisted of $14.4 million of land under development, $1.0 million of inventory properties, $0.1 million of unrestricted cash, accounts receivables and prepaid assets. Long term assets consist primarily of income producing properties of $1.4 million and restricted cash of $0.4 million. Because the real estate is in the early phase of development, the net loss and negative cash flows from operations are expected to continue for some time. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. Kettle Valley did not pay dividends in the first nine months of 2003 or in 2002 and does not anticipate paying dividends in the next twelve months until lot sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders or outside investors.

The Trust also has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a non-controlling member in two joint ventures, Mountain Resort and Mountain Springs.

Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in the Purgatory Ski resort in Durango, Colorado. Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood. Mountain Springs did not make any distributions during the first nine months of 2003 or in 2002 and does not expect to pay any distributions in the near future. Excess cash flows will be used to finance development on the real estate surrounding the resort.

At September 30, 2003, Mountain Springs had current assets of $3.3 million, which consisted of $0.8 million of cash, accounts receivable  - related party of $1.8 million and inventories and other assets of $0.7 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $21.6 million. Liabilities totaled approximately $20.3 million at September 30, 2003 and consisted primarily of debt and notes outstanding.

Mountain Springs had cash flows from operations of $2.0 million for the nine months ended September 30, 2003 and an overall increase in cash of $0.5 million. In order to satisfy cash requirements during the nine months ended September 30, 2003, Mountain Springs made draws of $3.5 million on its line of credit and obtained loans of $2.7 million from its majority investors. In addition, Mountain Springs received a $2.2 million commitment from a related entity to purchase undeveloped land from Mountain Springs.

Mountain Resort, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. Mountain Resorts receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Mountain Resort’s primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Mountain Resort did not pay any distributions during the first nine months of 2003 or in 2002 and does not expect to pay any distributions in the near future. Cash flows will be used to finance development on the real estate surrounding the resort.

At September 30, 2003, Mountain Resort had current assets of approximately $8.3 million, which consisted of cash of $7.0 million, accounts receivable of $0.5 million, and inventory and other assets of $0.8 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $39.5 million. Liabilities were approximately $25.5 million, which consisted primarily of long-term senior notes and affiliated debt.

Mountain Resorts had positive cash flows for the nine months ended September 30, 2003 and was able to satisfy cash requirements with existing cash and cash flows from operations.

The Trust does not expect distributions from Mountain Springs or Mountain Resorts for the foreseeable future.

Both Mountain Springs and Mountain Resort are subject to a number of risks, including weather-related risks and the risks associated with real estate development and resort ownership. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners.

Distributions

The Managing Trustee does not anticipate paying any distributions to the beneficial interest holders in 2003. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation.

Cash distributions when paid to the Participants generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date, and the performance of the Trust’s non-equipment assets. Future market conditions, technological changes, the ability of EFG to manage and remarket the equipment, and many other events and circumstances, could enhance or detract from individual yields and the collective performance of the Trust’s equipment portfolio. The ability of the Managing Trustee and its affiliates to develop and profitably manage its non-equipment assets and the return from its interest in MILPI will impact the Trust’s overall performance.

In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee’s tax capital account.

Commitments and Contingencies

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

	.	Less than	1-3	4-5	After 5
Current Commitments and Contingencies	Total	1 year	Years	Years		Years

Indebtedness	$20,710	$16,358	$4,352	$-		$-
Contingent residual interest in aircraft	1,558	1,558	-	-		-

Total	$22,268	$17,916	$4,352	$-	$

Indebtedness: The Trust’s indebtedness consists of two installment notes totaling $20.7 million payable to banks and institutional lenders. One of the notes bears a fluctuating interest rate based on LIBOR plus a margin. The other note has a fixed interest rate of 9%. Both of the installment notes are non-recourse and are collateralized by certain of the Trust’s aircraft and assignment of the related lease payments. These notes will be partially amortized by the remaining contracted lease payments. The Trust has balloon payment obligations of $15.8 million and $1.3 million, respectively, at the expiration of the debt in November 2003 and January 2005, respectively. Management believes however, the aircraft associated with the non-recourse debt, which expires in November 2003, could not be sold for an amount sufficient to cover the balloon payment or re-leased for an amount that would be sufficient to refinance the debt. It is probable that the aircraft will be returned to the lender. As a result, the Trust will not be required to make the balloon payment.

Contingent Residual Interest in Aircraft: The seller of Trust’s interest in Kettle Valley Development Trust LP ("KVD LP") purchased a residual interest in a Boeing 767-300 aircraft owned by the Trust and Trust C and leased to an independent third party. The seller paid approximately $3.0 million ($1.5 million or 50% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Trust and Trust C in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Trust and is included as Other Liabilities on the accompanying Statements of Financial Position at both September 30, 2003 and December 31, 2002. In the event the aircraft is not sold or re-leased but rather returned to the lender, the residual interest liability will be recorded as income in the Statement of Operations in the period the aircraft is returned to the lender.

Outlook for the Future

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

The future outlook for the different operating segments of the Trust is as follows:

Real Estate

The Trust has a minority interest in two ski resorts, which are subject to the risks of the tourism industry. The economic downturn in the tourism industry following September 11, 2001 terrorist attacks had an adverse impact on the operating results of the resorts and the Trust. There can be no assurance that the travel and tourism industry will return to its pre-September 11 levels. The resorts have customers who both fly and drive to the resort locations. At this time, management does not believe the economic downturn in the travel industry will recover in the near future.

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

Equipment Leasing

The events of September 11, 2001 have also adversely affected market demand for both new and used commercial aircraft and weakened the financial position of several airline companies. In addition, during 2003 severe acute respiratory syndrome (SARS) has led to a dramatic decline in passenger travel in Asia. While it currently is not possible for the Trust to determine the ultimate long-term economic consequences of these events to the equipment leasing segment, the resulting decline in air travel has suppressed market prices for used aircraft and inhibited the viability of some airlines. In the event of a lease default by an aircraft lessee, the Trust could experience material losses. At September 30, 2003, the Trust has collected substantially all rents owed from aircraft lessees. The Trust is monitoring developments in the airline industry and will continue to evaluate the potential implications to the Trust’s financial position and future liquidity. Management does not anticipate significant improvements in the airline industry in the near future.

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

Equipment Management

The ultimate realization of revenues for managed equipment is subject to economic risks related to many changing factors, including ability of MILPI’s equipment programs to realize acceptable lease rates on its equipment in the different equipment markets. Lease rates are contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for MILPI to clearly define trends or influences that may impact the performance of the equipment programs. MILPI continually monitors both the equipment markets and the performance of the equipment programs in these markets. MILPI may decide to reduce the equipment program's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, MILPI may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

MILPI’s asset base consists of its interest in the management in several equipment programs with limited lives. If MILPI does not find new sources of capital and revenue, its source of revenues and asset base will decrease and eventually terminate the equipment programs.

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

Quarterly Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1)    Within the 90-day period prior to the filing of this report, the Trustee carried out an evaluation, under the supervision and with the participation of the Trustee’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and CFO concluded that the Fund’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund’s required to be included in the Fund’s exchange act filings.

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

Date:   November 14, 2003

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
          November 14, 2003

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
   November 14, 2003

Exhibit Index

99.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act