Form 10QSB
period 2004-06-30
AFG INVESTMENT TRUST D
filed 2004-08-16
CIK 879497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

                                    [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended June 30, 2004

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

Shares of Class A interests outstanding as of August 13, 2004: 1,934,755
Shares of Class B interests outstanding as of August 13, 2004: 3,142,083

Transitional Small Business Disclosure Format: YES . NO X .

AFG INVESTMENT TRUST D

FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
at June 30, 2004 and December 31, 2003	3

Condensed Statements of Operations
for the Three and Six Months Ended June 30, 2004 and 2003	4

Condensed Statement of Changes in Participants’ Capital
for the Six Months Ended June 30, 2004	5

Condensed Statements of Cash Flows
for the Six Months Ended June 30, 2004 and 2003	6

Notes to the Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	13

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION:

Item 1 – 5.	22

Item 6. Exhibits and reports on Form 8-K	22

AFG INVESTMENT TRUST D
CONDENSED BALANCE SHEETS
(in thousands of dollars, except share amounts)
(unaudited)

	June 30, 2004	December 31, 2003

Assets

Cash and cash equivalents	$ 770	$ 725
Accounts receivable – affiliate	999	43
Loan receivable - EFG/Kettle Development LLC	516	516
Investment – affiliate	-	286
Interest in EFG/Kettle Development LLC	3,987	4,134
Interest in EFG Kirkwood, LLC	2,488	1,868
Interest in MILPI Holdings, LLC	8,300	7,752
Interest in C & D IT, LLC	1,157	1,157
Other assets, net of accumulated amortization of $369
and $331 at June 30, 2004 and December 31, 2003, respectively	286	311
Equipment at cost, net of accumulated depreciation
of $13,488 and $16,186 at June 30, 2004 and December 31, 2003, respectively	1,017	2,425

Total assets	$ 19,520	$ 19,217

Liabilities and participants' capital

Note payable	$ 3,845	$ 4,452
Accrued liabilities	143	270
Deferred rental income	-	20

Total liabilities	3,988	4,742

Commitments and Contingencies

Participants' capital (deficit):
Managing Trustee	9	(17)
Special beneficiary	74	-
Class A beneficiary interests (1,934,755 interests,
initial purchase price of $25 each)	16,348	15,395
Class B beneficiary interests (3,142,083 interests,
initial purchase price of $5 each)	158	-
Treasury interests (154,275 Class A interests at cost)	(1,615)	(1,615)
Accumulated other comprehensive income	558	712

Total participants' capital	15,532	14,475

Total liabilities and participants' capital	$ 19,520	$ 19,217

AFG INVESTMENT TRUST D
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenue

Lease revenue	$379	$1,202	$762	$2,416
Interest income	7	29	13	48
Gain on sale of equipment	737	92	789	107
Other revenue	382	-	382	1

Total revenue	1,505	1,323	1,946	2,572

Expenses

Depreciation and amortization	530	938	1,163	1,915
Interest expense	54	449	111	902
Impairment of assets	949	-	949	-
Management fees - affiliates	63	105	127	211
Operating expenses	190	138	331	284
Operating expenses -affiliates	111	35	153	70

Total expenses	1,897	1,665	2,834	3,382

Income (Loss) from Equity Interests

Equity in net loss of other investments	(25)	-	(24)	-
Equity in net income (loss) of EFG/Kettle Development LLC and affiliates	22	12	7	(26)
Equity in net (loss) income of EFG Kirkwood LLC	(393)	(286)	619	577
Equity in net income (loss) of MILPI Holdings, LLC	680	(8)	1,497	387

Total income (loss) from equity interests	284	(282)	2,099	938

Net (loss) income	$(108)	$(624)	$1,211	$128

Net (loss) income
per Class A Beneficiary Interest	$-	$(0.04)	$0.49	$0.22

per Class B Beneficiary Interest	$(0.02)	$(0.11)	$0.05	$(0.07)

Average Class A Beneficiary Interests outstanding	1,934,755	1,934,755	1,934,755	1,934,755

Average Class B Beneficiary Interests outstanding	3,142,083	3,142,083	3,142,083	3,142,083

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST D
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ CAPITAL
For the Six Months Ended June 30, 2004
(in thousands of dollars, except shares)
(unaudited)

	Managing Trustee	Special Beneficiary	Class A Beneficiaries		- Class B Beneficiaries		Treasury		Accumulated Other Comprehensive
	Amount	Amount	Interests	Amount	Interests	Amount	Interests	Amount	Income (Loss)	Total

Balances at December 31, 2003	$ (17)	$ -	1,934,755	$ 15,395	3,142,083	$ -	154,275	$ (1,615)	$ 712	$ 14,475

Net income	26	74	-	953	-	158	-	-	-	1,211
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(154)	(154)

Comprehensive income										1,057

Balances at June 30, 2004	$ 9	$ 74	1,934,755	$ 16,348	3,142,083	$ 158	154,275	$ (1,615)	$ 558	$ 15,532

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST D
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(in thousands of dollars)
(unaudited)

	2004		2003

Cash flows provided by (used in) operating activities
Net income	$ 1,211		$ 128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,163		1,915
Gain on disposition of equipment	(789)		(107)
Impairment of assets	949		-
Gain on investment – affiliate liquidation distribution	(382)		-
Change in equity interests	(1,945)		(496)
Changes in assets and liabilities:
Accounts receivable – affiliate	(956)		(531)
Other assets	(40)		(83)
Accrued liabilities	(127)	`	8
Deferred rental income	(20)		(9)
Net cash (used in) provided by operating activities	(936)		825

Cash flows provided by investing activities
Proceeds from equipment sales	1,073		365
Dividend received from investment – affiliate	15		137
Proceeds from investment –affiliate liquidation distribution	654		-
Net cash provided by investing activities	1,742		502

Cash flows used in financing activities
Principal payments - note payable	(607)		(1,226)

Net cash used in financing activities	(607)		(1,226)

Net increase in cash and cash equivalents	199		101
Effect of foreign exchange rate changes	(154)		(442)
Cash and cash equivalents at beginning of year	725		438

Cash and cash equivalents at end of period	$ 770		$ 97

Supplemental information
Cash paid during the period for interest	$ 113		$ 780

The accompanying notes are an integral part of these financial statements.

NOTE 1 – BASIS OF PRESENTATION

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission (“SEC”). Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-KSB) of AFG Investment Trust D (the “Trust”) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Trust’s balance sheets at June 30, 2004, statements of operations for the three and six month periods ended June 30, 2004 and 2003, statements of changes in participants’ capital for the six months ended June 30, 2004 and statements of cash flows for the six months ended June 30, 2004 and 2003 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the June 30, 2004 financial statement presentation. These reclassifications did not affect total assets, total liabilities, participants’ capital or net income (loss).

NOTE 2 - EQUIPMENT

The following is a summary of equipment owned by the Trust at June 30, 2004 and December 31, 2003. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2004 under contracted lease terms. A remaining lease term equal to zero reflects equipment either off-lease or being leased on a month-to-month basis. Equipment consists of the following at June 30, 2004 and December 31, 2003 (in thousands of dollars):

	Remaining
	Lease Term as of
	June 30, 2004
Equipment Type	(Months)	June 30, 2004	December 31, 2003

Aircraft	6	$13,608	$13,608
Locomotives	0	673	4,272
Construction and mining	0	-	306
Materials handling	0	178	379
Other	0	46	46

Total equipment cost		14,505	18,611
Accumulated depreciation		(13,488)	(16,186)

Equipment, net of accumulated depreciation	-	$1,017	$2,425

Depreciation expense on equipment was $1.1 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004, the Trust’s ownership interest in aircraft and related lease payment streams are used to secure a term loan with a third-party lender. The preceding summary of equipment includes leveraged equipment having an original cost of $13.6 million and a net book value of $1.0 million at June 30, 2004.

The summary above includes fully depreciated off-lease equipment held for re-lease with an original cost of $0.2 million.

NOTE 3 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Trust and AFG Investment Trust C ("Trust C") each own 50% of EFG/Kettle Development LLC (“Kettle Valley”), a Delaware limited liability company, which owns a non-controlling 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada, called Kettle Valley.

The Trust’s ownership interest in Kettle Valley and affiliates is accounted for on the equity method. The Trust recorded net income of $22,000 and $7,000 during the three and six months ended June 30, 2004, respectively compared to net income of $12,000 and a net loss of $26,000 for the same periods in 2003. During the six months ended June 30, 2004, the Trust recorded a foreign currency translation adjustment of $0.2 million reflecting a strengthening of the U.S. dollar against the Canadian dollar which is included in accumulated other comprehensive income (loss) and reported as part of statements of changes in participants’ capital.

The table below provides Kettle Valley Development Limited Partnership’s summarized consolidated statements of operations data for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Total revenues	$2,028	$1,959	$3,210	$2,489
Total expenses	1,938	1,925	3,119	2,609

Net income (loss)	$90	$34	$91	$(120)

NOTE 4 - INTEREST IN EFG KIRKWOOD LLC

The Trust, Trust C and two affiliated corporations, Equis II and Semele Group, Inc. (“Semele”), own EFG Kirkwood LLC ("EFG Kirkwood"). The Trust, Trust C and Equis II collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Trust holds a non-controlling interest of 30% of EFG Kirkwood’s Class A membership interests.

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. For the three and six months ended June 30, 2004, the Trust recorded a loss of $0.4 million and income of $0.6 million, respectively, compared to a loss of $0.3 million and income of $0.6 million for the same periods in 2003, which represented its pro-rata share of the net income (loss) of EFG Kirkwood.

The table below provides EFG Kirkwood’s summarized consolidated statements of operations data for the three and six months ended June 30, 2004 and 2003, respectively (in thousands of dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Equity (loss) income on investments	$(1,311)	$(951)	$2,062	$1,924

EFG Kirkwood owns membership interests in Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”). The operating companies have a fiscal year end of April 30th which is different from the Trust. The table below provides comparative summarized statements of operations data for Mountain Resort and Mountain Springs for the three and six months ended June 30, 2004 and 2003 (in thousands dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Mountain Resort
Total revenues	$4,122	$5,003	$20,107	$21,686
Total expenses	5,781	5,821	16,323	17,052

Net (loss) income	$(1,659)	$(818)	$3,784	$4,634

Mountain Springs
Total revenues	$1,155	$870	$12,197	$9,711
Total expenses	3,375	2,979	10,724	9,376

Net (loss) income	$(2,220)	$(2,109)	$1,473	$335

EFG Kirkwood guarantees the payment of obligations under a revolving line of credit between DSC/Purgatory LLC (“Purgatory”), a subsidiary of Mountain Springs, and a third party lender. Another shareholder in Mountain Springs also guarantees this line of credit. Either party may be called on by the lender to fulfill Purgatory’s obligations. The amount of the guarantee consists of the outstanding balance of the line of credit which cannot exceed the maximum borrowing capacity under the line of $3.5 million. As of June 30, 2004, borrowings outstanding on the line of credit were $1.7 million. The line of credit expires in October 2004.

NOTE 5 – INTEREST IN MILPI HOLDINGS LLC

On February 17, 2004, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee. On March 23, 2004, the shareholders voted in favor of each of the proposals, of which included the sale of the Trust’s membership interest in MILPI Holdings, LLC (“MILPI”) for $8.3 million. The transaction was completed in August 2004.

The impairment test under APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, considers whether the fair value of the equity investment has declined and whether that decline is other than temporary. The Trust impaired its interest in MILPI to reflect MILPI at an amount equal to the sales proceeds to be received in connection with the sale. As a result, the Trust recorded an impairment of $0.9 million.

The table below provides summarized consolidated statements of operations data for MILPI for the three and six months ended June 30, 2004 and 2003, respectively (in thousands of dollars):

.	Three Months	Three Months	Six Months	Six Months
.	Ended	Ended	Ended	Ended
.	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Total revenues	$ 1,877	$ 1,212	$ 4,986	$ 3,198
Equity income in managed programs	587	233	759	541
Total expenses	585	1,370	1,655	2,097

Income before income taxes	1,879	75	4,090	1,642
Provision for taxes	518	116	1,191	598

Net income (loss)	$ 1,361	$ (41)	$ 2,899	$ 1,044

NOTE 6 – INVESTMENT - AFFILIATE

The Trust owns 7.25 limited partnership units (the "Units") in AFG International Limited Partnership (the "Partnership"), a real estate limited partnership sponsored by Equis Financial Group Limited Partnership (“EFG”) that owned two commercial buildings leased to an investment grade educational institution. The Trust purchased the Units for approximately $0.7 million. The Trust owns approximately 23% of the Partnership. The Trust accounts for its investment in the Partnership under the equity method of accounting.

The investment – affiliate is in the process of liquidating all of it assets. In April 2004, Partnership sold one of its commercial buildings to an unrelated third party. The Trust received a liquidating cash distribution of $0.7 million related to the sale. In addition, the Trust received regular distributions of $15,000 and $0.1 million during the six months ended June 30, 2004 and 2003, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Various operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three and six months ended June 30, 2004 and 2003, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Management fees	$63	$105	$127	$211
Administrative charges	111	35	153	70

Total	$174	$140	$280	$281

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust.

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2004, the Trust was owed $1.0 million by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2004.

NOTE 8 - NOTE PAYABLE

Note payable at June 30, 2004 consists of a note with a balance of $3.8 million, which bears a fluctuating interest rate based on LIBOR plus 3.5% (5.4% at June 30, 2004). The installment note is non-recourse and is collateralized by the Trust’s aircraft and assignment of the related lease payments. This note will be partially paid down by the remaining contracted lease payments. The Trust has a balloon payment obligation of $3.0 million at the maturity of the debt in January 2005.

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

NOTE 10 - SEGMENT REPORTING

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the majority of the Trust's equity interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables. Other operating expenses consist of primarily management fees and professional services, such as audit and legal fees.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2004 and 2003 is summarized below (in thousands of dollars).

For the Three Months Ended	Equipment	Equipment	Real
June 30, 2004	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$ 379	$ -	$ -	$ -	$ 379
Interest income	-	-	5	2	7
Gain on sale of equipment	737	-	-	-	737
Other revenue		-	382	-	382

Total revenue	1,116	-	387	2	1,505

Expenses:
Depreciation and amortization	530	-	-	-	530
Interest expense	54	-	-	-	54
Impairment of assets	-	949	-	-	949
Management fees - affiliates	18	25	20	-	63
Operating expenses	27	-	-	163	190
Operating expenses - affiliates	111	-	-	-	111

Total expenses	740	974	20	163	1,897

Equity Interests:
Equity in net loss of other investments	-	-	(25)	-	(25)
Equity in net income of EFG/Kettle Development LLC	-	-	22	-	22
Equity in net loss of EFG Kirkwood LLC	-	-	(393)	-	(393)
Equity in net income of MILPI Holdings, LLC	-	660	20	-	680

Total loss from equity interests	-	660	(376)	-	284

Net income (loss)	$376	$(314)	$(9)	$(161)	$(108)

For the Three Months Ended	Equipment	Equipment	Real
June 30, 2003	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$1,202	$-	$-	$-	$1,202
Interest income	-	-	27	2	29
Gain on sale of equipment	92	-	-	-	92

Total revenue	1,294	-	27	2	1,323

Expenses:
Depreciation and amortization	938	-	-	-	938
Interest expense	449	-	-	-	449
Management fees – affiliates	60	25	20	-	105
Operating expenses	18	-	-	120	138
Operating expenses - affiliates	35	-	-	-	35

Total expenses	1,500	25	20	120	1,665

Equity Interests:
Equity in net income of EFG/Kettle Development LLC	-	-	12	-	12
Equity in net loss of EFG Kirkwood LLC	-	-	(286)	-	(286)
Equity in net loss of MILPI Holdings, LLC	-	(8)	-	-	(8)

Total loss from equity interests	-	(8)	(274)	-	(282)

Net loss	$(206)	$(33)	$(267)	$(118)	$(624)

For the Six Months Ended	Equipment	Equipment	Real
June 30, 2004	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$762	$-	$-	$-	$762
Interest income	-	-	10	3	13
Gain on sale of equipment	789	-	-	-	789
Other revenue		-	382	-	382

Total revenue	1,551	-	392	3	1,946

Expenses:
Depreciation and amortization	1,163	-	-	-	1,163
Interest expense	111	-	-	-	111
Impairment of assets	-	949	-	-	949
Management fees - affiliates	37	49	40	1	127
Operating expenses	51	-	-	280	331
Operating expenses - affiliates	153	-	-	-	153

Total expenses	1,515	998	40	281	2,834

Equity Interests:
Equity in net loss of other investments	-	-	(24)	-	(24)
Equity in net income of EFG/Kettle Development LLC	-	-	7	-	7
Equity in net income of EFG Kirkwood LLC	-	-	619	-	619
Equity in net income of MILPI Holdings, LLC	-	1,494	3	-	1,497

Total income from equity interests	-	1,494	605	-	2,099

Net income (loss)	$36	$496	$957	$(278)	$1,211

Total assets at June 30, 2004	$2,052	$6,459	$10,190	$819	$19,520

For the Six Months Ended	Equipment	Equipment	Real
June 30, 2003	Leasing	Management	Estate	Other	Total

Revenue
Lease revenue	$2,416	$-	$-	$-	$2,416
Interest income	-	-	46	2	48
Gain on sale of equipment	107	-	-	-	107
Other revenue	1	-	-	-	1

Total revenue	2,524	-	46	2	2,572

Expenses
Depreciation and amortization	1,915	-	-	-	1,915
Interest expense	902	-	-	-	902
Management fees - affiliates	121	49	40	1	211
Operating expenses	18	-	-	266	284
Operating expenses - affiliates	70	-	-	-	70

Total expenses	3,026	49	40	267	3,382

Equity Interests
Equity in net loss of EFG/Kettle Development LLC	-	-	(26)	-	(26)
Equity in net income of EFG Kirkwood LLC	-	-	577	-	577
Equity in net income of MILPI Holdings, LLC	-	387	-	-	387

Total income from equity interests	-	387	551	-	938

Net (loss) income	$(502)	$338	$557	$(265)	$128

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Trust to evaluate all existing arrangements to identify situations where the Trust has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Trust to consolidate the variable interest entities’ financial statements with its own. The Trust is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Trust will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

The Trust is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Trust.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2004 the Trust’s investment – affiliate sold the remaining commercial building to an unrelated third party.

On August 5, 2004, the Trust sold its interest in MILPI for $8.3 million to an entity controlled by Jim Coyne and Gary Engle.

On August 11, 2004, the Managing Trustee declared an $8.0 million distribution to the beneficial interest holders of the Trust on that date. The Trust is expected to pay the distribution on or before September 10, 2004.

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

Equipment Leasing

For the three and six months ended June 30, 2004, the Trust recognized lease revenue of $0.4 million and $0.8 million, respectively, compared to $1.2 million and $2.4 million, respectively, for same period in 2003. The decrease in lease revenue in the three and six months ended June 30, 2004 compared to the same periods in 2003 resulted primarily from lease term expirations and the disposition of equipment. Future equipment sales will result in a reduction in the lease revenue recognized as the Trust is no longer allowed to purchase equipment. The lease for the Trust’s remaining asset on lease, an aircraft, expires in January 2005.

During the three and six months ended June 30, 2004, the Trust sold equipment having a net book value of $0.3 million to existing lessees and third parties. These sales resulted in a gain of $0.8 million for both periods ended June 30, 2004. During the three and six months ended June 30, 2003, the Trust sold equipment having a net book value of $0.3 million to existing lessees and third parties. These sales resulted in a gain of $0.1 million for both periods ended June 30, 2003.

Depreciation expense was $0.5 million and $1.2 million for the three and six months ended June 30, 2004, respectively compared to $0.9 million and $1.9 million, respectively, for the same periods in 2003. Depreciation and amortization decreased by $0.4 million and $0.7 million during the three and six months ended June 30, 2004 compared to the same period in 2003. The decrease in depreciation for the respective periods is attributable to the disposition of the Trust’s leasing equipment. Depreciation and amortization is expected to continue to decline in the future as the Trust’s equipment portfolio is sold and not replaced.

Interest expense on third party debt was $0.1 million for both the three and six months ended June 30, 2004, respectively, compared to $0.4 million and $0.9 million, respectively, for the same periods in 2003. The decrease in interest expense for each of the respective periods is attributable to lower average outstanding debt balances in the periods ended June 30, 2004 compared to the same periods in 2003. Interest expense in the equipment leasing segment is expected to decline in the future.

Management fees- affiliate from equipment leasing were $18,000 and $37,000 for the three and six months ended June 30, 2004, respectively, compared to $0.1 million for the same periods in 2003. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. The decrease in management fees- affiliates for the respective periods is attributable to the disposition of the Trust’s leasing equipment.

Operating expenses and operating expenses – affiliates were $0.2 million for both the three and six months ended June 30, 2004, respectively, compared to $0.1 million for both the same periods in 2003. The increase in operating expenses is attributable to an increase in selling and remarketing costs related to the disposition of the Trust’s assets. Operating expenses consist primarily of administrative charges as well as printing and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Equipment Management

For the three and six months ended June 30, 2004 the Trust recorded income of $0.7 million and of $1.5 million, respectively, compared to a loss of $8,000 and income of $0.4 million, respectively, for the same periods in 2003, which represented its pro-rata share of the net income of MILPI under the equity method of accounting. PLM is primarily an equipment leasing and asset management company.

During the three and six months ended June 30, 2004, MILPI recognized revenues of $1.9 million and $5.0 million, respectively, compared to $1.2 million and $3.2 million, respectively, for the same periods in 2003. Revenues for the three months ended June 30, 2004 consisted primarily of management fees of $1.0 million, $0.5 million of acquisition and lease negotiation fees, $0.1 million gain on disposition of equipment and lease revenue of $0.1 million. Revenues for the six months ended June 30, 2004 consisted primarily of management fees of $1.9 million, $1.3 million of acquisition and lease negotiation fees, $1.2 million gain on disposition of equipment and $0.4 million of lease revenue. Revenues for the three months ended June 30, 2003 are comprised primarily of management fees of $0.8 million and $0.3 million of gain on disposition of equipment. For the six months ended June 30, 2003, revenues were comprised of management fees of $2.2 million, $0.5 million of acquisition and lease negotiation fees, $0.2 million gain on disposition of equipment and $0.1 million of lease revenue. Acquisition and lease negotiation fees increased in the six months ended June 30, 2004 by $0.7 million compared to the same period in 2003 as a result of more equipment being placed in PLM managed programs during 2004 compared to 2003.

During the three and six months ended June 30, 2004, MILPI incurred total expenses of $0.6 million and $1.7 million, respectively, compared to $1.4 million and $2.1 million, respectively, for the same period in 2003. Expenses for the three months ended June 30, 2004 are comprised of operational support expenses of $0.4 million and depreciation and amortization expense of $0.2 million. For the six months ended June 30, 2004, expenses are comprised primarily of operational support expenses of $1.3 million and depreciation and amortization expense of $0.3 million.

Expenses for the three months ended June 30, 2003 are comprised of operational support expenses of $0.9 million, depreciation and amortization expense of $0.2 million and $0.3 million impairment of MILPI’s investments in the managed programs. For the six months ended June 30, 2003, expenses are comprised primarily of operational support expenses of $1.7 million, depreciation and amortization expense of $0.3 million and $0.3 million impairment of MILPI’s investments in the managed programs.

The decrease in total expenses for the three and six month periods ended June 30, 2004 compared to the same periods in 2003, is primarily attributable to an decrease in general and administrative costs of $0.4 million. In addition, the decrease is attributable to an impairment charge of $0.3 million to MILPI’s investments in the managed growth funds which was recorded during 2003. A similar charge was not recorded in 2004.

During the three and six months ended June 30, 2004, MILPI incurred income tax expense of $0.5 million and $1.2 million, respectively, with an effective tax rate of 29% for the six month period. For the three and six month period ended June 30, 2003, MILPI incurred income tax expense of $0.1 million and $0.6 million, respectively, with an effective tax rate of 36% for the six month period. The effective tax rate decreased 7% during the six month period ended June 30, 2004 compared to the same period in 2003 due to an increased amount of income being earned at MILPI Holdings, LLC, which is a non-taxable entity.

On February 17, 2004, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee. On March 23, 2004, the shareholders voted in favor of each of the proposals, of which included the sale of the Trust’s membership interest in MILPI for $8.3 million. The transaction was completed in August 2004. The Trust adjusted the fair value of interest in MILPI to reflect the sales proceeds received in connection with the sale. As a result, the Trust recorded an impairment of $0.9 million to adjust its interest in MILPI to the sales price of $8.3 million.

Real Estate

Interest income in the real estate segment for the three and six months ended June 30, 2004 was $5,000 and $10,000 compared to $27,000 and $46,000 for the same periods in 2003. Interest income is generated from loans made to affiliates. Interest income decreased in the three and six months ended June 30, 2004 compared to the same period in 2003 due to the Trust renegotiating the terms of its loan to Kettle Valley.

Management fees paid to EFG for non-equipment assets were $20,000 and $40,000 for each of the three and six months ended June 30, 2004 and 2003, respectively. Management fees for non-equipment assets, excluding cash, are 1% of the original equipment cost of such assets under management.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 251 residential units have been constructed and sold and 26 additional units are under construction.

The Trust indirectly has an approximate 25% ownership interest in Kettle Valley. For the three and six months ended June 30, 2004, the Trust recorded income of $22,000 and $7,000, respectively, compared to income of $12,000 and a loss of $26,000 for the same periods in 2003. During the six months ended June 30, 2004, the Trust recorded a foreign currency translation loss of $0.2 million, included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital, reflecting a strengthening of the U.S. dollar against the Canadian dollar at the end of the second quarter of 2004.

During the three and six months ended June 30, 2004, Kettle Valley recorded revenues of $2.0 million and $3.2 million, respectively, compared to revenues of $2.0 million and 2.5 million for the same periods in 2003. Total expenses incurred during the three and six months ended June 30, 2004 were $1.9 million and $3.1 million, respectively, compared to $1.9 million and $2.6 million in the same periods in 2003. The increase in revenues and total expenses during the six months ended June 30, 2004 compared to the same period in 2003 is the result of an increase in the number of lot and home sales.

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

For the three and six months ended June 30, 2004, the Trust recorded a loss of $0.4 million and income of $0.6 million, respectively, from its ownership interest in EFG Kirkwood. For the three and six months ended June 30, 2003, the Trust recorded a loss of $0.3 million and income of $0.6 million, respectively, This income represents the Trust’s share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the six months ended June 30, 2004 and 2003 are not indicative of future periods. These six month periods include the periods of peak income activity for the resorts. See below for discussion of the operating results of the resorts.

Mountain Resort Operating Results

During the three and six months ended June 30, 2004, Mountain Resort recorded total revenues of approximately $4.1 million and $20.1 million compared to $5.0 million and $21.7 million for the same periods in 2003. The decrease in total revenues from 2003 to 2004 is the result of a decrease in ski related revenue. The decrease in ski-related revenues resulted from a decrease in visitors to the resort compared to the same period last year, as a result of unfavorable weather conditions during the winter season. The decrease was partially offset by an increase in residential-related revenues as a result of improved real estate sales volume during 2004 compared to 2003.

During the three and six months ended June 30, 2004, Mountain Resort recorded total expenses of $5.8 million and $16.3 million, compared to $5.8 million and $17.1 million for the same periods in 2003, respectively. The decrease in total expenses is due to the reduction of operational support.

Mountain Springs

During the three and six months ended June 30, 2004, Mountain Springs recorded total revenues of $1.2 million and $12.2 million, compared to $0.9 million and $9.7 million for the same periods of 2003. The increase in total revenues from 2003 to 2004 is the result of an increase in visitors to the resort compared to the same period last year, as a result of improved weather conditions during the winter season.

Total expenses were approximately $3.4 million and $10.7 million for the three and six months ended June 30, 2004 compared to $3.0 million and $9.4 million for the same period in 2003. The increase in total expenses for the three and six months ended June 30, 2004 compared to the same periods in 2003 is a result of an increased cost of sales corresponding to the increase in revenues.

Liquidity and Capital Resources and Discussion of Cash Flows

The Trust by its nature is a limited life entity. The Trust has a scheduled termination date of December 31, 2006. In the first quarter of 2004, the beneficial interest holders approved a resolution, which among other things, allow the Trust to adopt a plan of liquidation and dissolution prior to 2006. The Managing Trustee anticipates that this will be adopted in 2004. The beneficial interest holders also authorized the sale of MILPI Holdings, LLC to an entity controlled by Gary Engle and Jim Coyne. This transaction was completed in August 2004. The Trust could have other significant asset sales in 2004.

The Trust's principal operating activities derive from asset rental transactions. These cash inflows are used to satisfy debt service obligations associated with the assets, and to pay management fees and operating costs. Operating activities used cash of $0.9 million during the six months ended June 30, 2004.

Accounts receivable-affiliate increased by $1.0 million or 2,223% during the six months ended June 30, 2004. Receivable from affiliates consists of rent or proceeds from the sale of equipment by EFG, an affiliated entity. During the six months ended June 30, 2004, the Trust sold its remaining 6 off-lease locomotives with a net book value of $0.3 million. In connection with the sale, the Trust received $1.0 million in sales proceeds. All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis. At June 30, 2004, the Trust was owed $1.0 million by EFG for such funds compared to $43,000 at December 31, 2003. The Trust was paid in full by EFG in July 2004.

The Trust’s interest in affiliate decreased by $0.3 million or 100% during the six month period ended June 30, 2004. In April 2004, the Trust’s investment – affiliate sold one of its commercial buildings to an unrelated third party. The Trust received a cash distribution of $0.7 million related to the sale. In addition, the Trust received distributions of $15,000 during the six months ended June 30, 2004.

The Trust’s investment in Kettle Valley decreased by $0.1 million during the first six months of 2004 or 4%. The decrease is due to the Trust recording a net foreign currency translation adjustment of $0.2 million reflecting a strengthening of the U.S. dollar against the Canadian dollar.

Investment in EFG Kirkwood increased by $0.6 million or 33% during the six month period ended June 30, 2004. The increase is attributable to equity income of $0.6 million being recorded during 2004 from this equity investment.

The Trust’s interest in MILPI increased by $0.5 million or 7% during the six month period ended June 30, 2004. The increase in the investment was attributable to equity income of $1.5 million recorded during the quarter, which is primarily related to gains on the disposition of equipment, partially offset by a $0.9 million impairment recorded to adjust the interest in MILPI to the sales price of $8.3 million. The Trust sold its interest in MILPI in August 2004. The Trust received $8.3 million in sales proceeds from the sale.

Equipment held for lease decreased by $1.4 million or 58% during 2004. The decrease is primarily attributable to depreciation expense recorded during the period. In addition, the Trust sold equipment with a net book value of $0.3 million to existing lessees and third parties.

The Trusts balance in note payable decreased by $0.6 million or 14% during the six month period ended June 30, 2004. The decrease in attributable to principal payments made during the period.

Accrued liabilities decreased by $0.1 million or 47% during the period ended June 30, 2004. A decrease in accrued liabilities is due to accrued expenses related to selling and remarketing costs accrued at December 31, 2003 related to the disposition of the Trust’s off-lease locomotives. A similar liability was not owed at June 30, 2004.

At June 30, 2004, the Trust was due aggregate future minimum lease payments of $0.7 million from contractual lease agreements, a portion of which will be used to pay down the principal balance of note payable of $3.8 million. Additional cash inflows may be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

During the six months ended June 30, 2004, the Trust sold equipment with a net book value of $0.3 million to existing lessees and third parties. These sales resulted in a gain on sale of $0.8 million. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

Equity Interest Investments

The Trust owns equity interest investments in equipment management and several real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies have a material impact on the Trust. A description of the Trust’s minority interest investments and a brief summary of the financial position are summarized below:

The Trust has minority interest investments in the following entities as of June 30, 2004 (in thousands of dollars):

	June 30, 2004	December 31, 2003

Interest in MILPI Holdings, LLC	$ 8,300	$ 7,752
Interest in EFG/Kettle Development LLC	3,987	4,134
Interest in EFG Kirkwood, LLC	2,488	1,868
Interest in C & D IT, LLC	1,157	1,157
Investment – affiliate	-	286
Investment - other	53	79

Total	$ 15,985	$ 15,276

MILPI Holdings, LLC

MILPI Holdings, LLC operates in the equipment management and real estate segments. As of June 30, 2004, MILPI had $19.1 million of equity investments in several equipment leasing programs, which comprised approximately 41% of MILPI’s total assets. At June 30, 2004, MILPI had $9.7 million in cash and cash equivalents which represents 21% of MILPI’s total assets. At June 30, 2004, MILPI had $3.3 million in railcar equipment which represented 7% of its total assets. MILPI’s investment in RMLP, Inc. totaled $10.4 million at June 30, 2004 representing 22% of its total assets. As of June 30, 2004, MILPI had $3.2 million outstanding borrowings in the warehouse facility. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI.

MILPI had positive cash flows from operations of $2.1 million during the six months ended June 30, 2004. Cash flows from operations were used to finance operating costs and purchase additional assets to increase the Company’s railcar portfolio. MILPI did not declare or pay dividends in the first six months of 2004.

On March 23, 2004, the beneficial interest holders approved three proposals. These included a proposal to sell the Trust’s interest in MILPI for $8.3 million to an entity controlled by Jim Coyne and Gary Engle. This transaction was completed in 2004

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. Kettle Valley has historically operated at a net loss and has sustained negative cash flows from operations. As of June 30, 2004, the company has approximately $20.8 million in current assets, including $19.7 million of land under development. At June 30, 2004, Kettle Valley has $5.5 million in short term debt, of which $3.0 million represents related party debt. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. As of June 30, 2004, 251 lots have been sold and 26 homes are currently under construction. Kettle Valley did not pay dividends in the first six months of 2004 or in 2003 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders or outside investors.

EFG Kirkwood

EFG Kirkwood was formed for the purpose of acquiring a minority interest in two real estate investments. The investments consist of an interest in two ski resorts: Mountain Resort and Mountain Springs. EFG Kirkwood has no other significant assets other than its interest in the ski resorts.

Mountain Springs: Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in Purgatory in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood as well as another investor in Mountain Springs.

At June 30, 2004, Mountain Springs had current assets of $2.7 million, which consisted of cash of $0.6 million, accounts receivable of $1.3 million and inventories and other assets totaling $0.8 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $20.5 million.

Liabilities totaled approximately $17.4 million at June 30, 2004 and consisted primarily of debt and notes outstanding.

Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of real estate under development, which will develop, and otherwise operate this real estate.

Mountain Springs did not pay dividends in the first six months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

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

At June 30, 2004, Mountain Resort had current assets of approximately $9.5 million, which consisted of cash of $6.0 million, accounts receivable of $2.5 million, and inventory and other assets of $1.0 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $38.8 million.

Liabilities were approximately $24.2 million, which consisted primarily of long-term senior notes and affiliated debt.

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

Mountain Resorts did not pay dividends in the first six months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

C&D IT LLC

The Trust and Trust C each own 50% of C & D IT LLC, a Delaware limited liability company, to which each Trust contributed $1.0 million, for a 25% interest in the Rancho Malibu Limited Partnership. The Trust’s ownership interest in C & D IT LLC is accounted for on the equity method. C & D IT LLC did not pay or declare any dividends in 2004 and none are expected for the foreseeable future.

Investment - affiliate

The Trust owns 7.25 limited partnership units (the "Units") in AFG International Limited Partnership (the "Partnership"), a real estate limited partnership sponsored by Equis Financial Group Limited Partnership (“EFG”) that owned two commercial buildings leased to an investment grade educational institution. The Trust purchased the Units for approximately $0.7 million. The Trust owns approximately 23% of the Partnership. The Trust accounts for its investment in the Partnership under the equity method of accounting.
In April 2004, the Partnership sold one of its commercial buildings to an unrelated third party. The Trust received a liquidation cash distribution of $0.7 million related to the sale. In addition, the Trust received regular distributions of $15,000 during the six months ended June 30, 2004.

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

The future out look for the different operating segments of the Trust is as follows:

Asset Sales

The Trust has a scheduled termination date of December 31, 2006. In the first quarter of 2004, the beneficial interest holders approved a resolution, which among other things, allow the Trust to adopt a plan of liquidation and dissolution prior to 2006. The Managing Trustee anticipates that this will be adopted in 2004. The beneficial interest holders also authorized the sale of MILPI Holdings, LLC to an entity controlled by Gary Engle and Jim Coyne. This sale was completed in August 2004. In April 2004, the Partnership sold one of its commercial buildings to an unrelated third party. The Trust received a liquidation cash distribution of $0.7 million related to the sale. The Partnership anticipates selling its remaining commercial building in the third quarter of 2004. The Trust could have other significant asset sales in 2004.

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

Equipment Leasing and Equipment Management

The Trust’s equipment management activities consist of its ownership interest in MILPI Holdings, LLC. In the first quarter of 2004, the beneficial interest holders approved the sale of MILPI Holdings, LLC to an entity controlled by Gary Engle and Jim Coyne. This transaction was completed in August 2004.

The Trust’s remaining equipment leasing assets consist primarily of an aircraft. The aircraft which is financed with non recourse debt, is on lease until 2005, at which time the balance of the debt financing the aircraft is due. The Managing Trustee anticipates this plane will either be sold or returned to the lender in accordance with the debt agreement.
In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's capital account. At June 30, 2004, the Managing Trustee did not have a negative capital account balance. No such requirement exists with respect to the Special Beneficiary.
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

Quarterly Evaluation of the Trust’s Disclosure Controls and Internal Controls

(1) As of the end of the period covered by this report, the Trustee carried out an evaluation, under the supervision and with the participation of the Trustee’s management, including it’s Chief Executive Officer and CFO, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CFO concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust’s required to be included in the Trust’s exchange act filings.

(2) There have been no significant changes in the Trust’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the Trustee carried out its evaluations

AFG INVESTMENT TRUST D
FORM 10-QSB
PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
     Response: None

Item 2.   Changes in Securities
     Response: None

Item 3.   Defaults upon Senior Securities
     Response: None

Item 4.   Submission of Matters to a Vote of Security Holders
     Response: None
Item 5.   Other Information
     Response: None

Item 6.   Exhibits and reports on Form 8-K

   a).   Exhibits

10.1	Membership Interest Purchase Agreement dated August 5, 2004

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   b).    Reports on Form 8-K

The Company filed a Form 8-K with the SEC on August 5, 2004 reporting under Item 2 (Acquisition or Disposition of Assets), that the Trust has sold its interests in MILPI Holdings, LLC to PLM MILPI Holdings LLC, a Delaware limited liability company owned and controlled by Gary D. Engle and James A. Coyne, who are the President and Executive Vice President, respectively, of the managing trustee of the Trust.

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

By:  /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer and Treasurer of AFG ASIT Corp.
   (Duly Authorized Officer and
   Principal Financial and Accounting Officer)

Date:  August 13, 2004

Exhibit Index

10.1	Membership Interest Purchase Agreement dated August 5, 2004

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002