Form 10QSB
period 2004-09-30
AFG INVESTMENT TRUST D
filed 2004-11-15
CIK 879497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR

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

Shares of Class A interests outstanding as of November 12, 2004:         1,934,755
Shares of Class B interests outstanding as of November 12, 2004:         3,142,083

Transitional Small Business Disclosure Format: YES . NO X .

AFG INVESTMENT TRUST D

FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
at September 30, 2004 and December 31, 2003	3

Condensed Statements of Operations
for the Three and Nine Months Ended September 30, 2004 and 2003	4

Condensed Statement of Changes in Participants’ Capital
for the Nine Months Ended September 30, 2004	5

Condensed Statements of Cash Flows
for the Nine Months Ended September 30, 2004 and 2003	6

Notes to the Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION:

Item 1 - 5.	23

Item 6. Exhibits and reports on Form 8-K	25

AFG INVESTMENT TRUST D
CONDENSED BALANCE SHEETS
(in thousands of dollars, except share amounts)
(unaudited)

	September 30, 2004	December 31, 2003
Assets

Cash and cash equivalents	$1,856	$725
Accounts receivable - affiliate	9	43
Loan receivable - EFG/Kettle Development LLC	516	516
Investment - affiliate	-	286
Interest in EFG/Kettle Development LLC	4,252	4,134
Interest in EFG Kirkwood, LLC	2,065	1,868
Interest in MILPI Holdings, LLC	-	7,752
Interest in C & D IT, LLC	1,157	1,157
Investments - other	132	79
Other assets, net of accumulated amortization of $388
and $331 at September 30, 2004 and December 31, 2003, respectively	352	232
Equipment at cost, net of accumulated depreciation
of $13,312 and $16,186 at September 30, 2004 and December 31, 2003, respectively	491	2,425

Total assets	$10,830	$19,217

Liabilities and participants' capital

Note payable	$3,536	$4,452
Accrued liabilities	190	270
Deferred rental income	-	20
Total liabilities	3,726	4,742

Commitments and Contingencies

Participants' capital (deficit):
Managing Trustee	(84)	(17)
Special beneficiary	(660)	-
Class A beneficiary interests (1,934,755 interests,
initial purchase price of $25 each)	10,086	15,395
Class B beneficiary interests (3,142,083 interests,
initial purchase price of $5 each)	(1,415)	-
Treasury interests (154,275 Class A interests at cost)	(1,615)	(1,615)
Accumulated other comprehensive income	792	712
Total participants' capital	7,104	14,475

Total liabilities and participants' capital	$10,830	$19,217

AFG INVESTMENT TRUST D
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share and share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue

Lease revenue	$360	$1,189	$1,122	$3,605
Interest income	13	28	26	77
Gain on sale of equipment	143	220	932	327
Other revenue	-	-	382	-
Total revenue	516	1,437	2,462	4,009

Expenses

Depreciation and amortization	510	860	1,673	2,775
Interest expense	53	422	164	1,324
Impairment of assets	21	-	970	-
Management fees - affiliates	63	105	190	316
Operating expenses	146	130	477	414
Operating expenses -affiliates	94	17	247	87
Total expenses	887	1,534	3,721	4,916

Income (Loss) from Equity Interests

Equity in net income of other investments	79	-	55	-
Equity in net income of EFG/Kettle Development LLC and affiliates	31	53	38	27
Equity in net (loss) income of EFG Kirkwood LLC	(422)	(382)	197	195
Equity in net income of MILPI Holdings, LLC	21	45	1,518	432
Total (loss) income from equity interests	(291)	(284)	1,808	654

Net (loss) income	$(662)	$(381)	$549	$(253)

Net (loss) income
per Class A Beneficiary Interest	$(0.21)	$(0.20)	$0.28	$0.03
per Class B Beneficiary Interest	$(0.05)	$-	$-	$(0.08)
Average Class A Beneficiary Interests outstanding	1,934,755	1,934,755	1,934,755	1,934,755
Average Class B Beneficiary Interests outstanding	3,142,083	3,142,083	3,142,083	3,142,083

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST D
CONDENSED STATEMENT OF CHANGES IN PARTICIPANTS’ CAPITAL
For the Nine Months Ended September 30, 2004
(in thousands of dollars, except share amounts)
(unaudited)

	Managing Trustee	Special Beneficiary	Class A Beneficiaries		- Class B Beneficiaries		Treasury		Accumulated Other Comprehensive
	Amount	Amount	Interests	Amount	Interests	Amount	Interests	Amount	Income	Total

Balances at December 31, 2003	$(17)	$-	1,934,755	$15,395	3,142,083	$-	154,275	$(1,615)	$712	$14,475

Net income	13	-	-	536	-	-	-	-	-	549
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	80	80
Comprehensive income										629

Distributions	(80)	(660)	-	(5,845)	-	(1,415)	-	-	-	(8,000)

Balances at September 30, 2004	$(84)	$(660)	1,934,755	$10,086	3,142,083	$(1,415)	154,275	$(1,615)	$792	$7,104

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST D
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(in thousands of dollars)
(unaudited)

	2004	2003
Cash flows provided by (used in) operating activities
Net income (loss)	$ 549	$ (253)
Adjustments to reconcile net income to net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,673	2,775
Gain on disposition of equipment	(932)	(327)
Gain on investment - affiliate liquidation distribution	(382)	-
Impairment of assets	970	-
Change in equity interests	(1,888)	(230)
Changes in assets and liabilities:
Accounts receivable - affiliate	34	(179)
Other assets	(178)	(87)
Accrued liabilities	(79)	(41)
Deferred rental income	(20)	-
Net cash (used in) provided by operating activities	(253)	1,658

Cash flows provided by investing activities
Proceeds from disposition of equipment	1,250	1,025
Proceeds from investment - affiliate liquidation distribution	655	-
Dividend received from investment - affiliates	15	152
Proceeds from sale of interest in MILPI Holdings, LLC	8,300	-
Net cash provided by investing activities	10,220	1,177

Cash flows used in financing activities
Distributions paid to beneficial interest holders	(8,000)	-
Principal payments - notes payable	(916)	(1,913)
Net cash used in provided by financing activities	(8,916)	(1,913)

Net increase in cash and cash equivalents	1,051	922
Effect of foreign exchange rate changes	80	(424)
Cash and cash equivalents at beginning of period	725	438
Cash and cash equivalents at end of period	$1,856	$936

Supplemental information
Cash paid during the year for interest	$166	$1,207

Noncash transactions
Increase in interest in MILPI Holdings, LLC related to issuance of partnership interests and purchase of interest in Rancho Malibu	$-	$1,184
Increase in interest in C & D IT, LLC related to issuance of partnership interests	$-	$157

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST D NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Trust’s condensed balance sheets at September 30, 2004 and December 31, 2003, condensed statements of operations for the three and nine month periods ended September 30, 2004 and 2003, condensed statements of changes in participants’ capital for the nine months ended September 30, 2004 and condensed statements of cash flows for the nine months ended September 30, 2004 and 2003 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the September 30, 2004 financial statement presentation. These reclassifications did not affect total assets, total liabilities, participants’ capital or net income (loss).

NOTE 2 - EQUIPMENT

The following is a summary of equipment owned by the Trust at September 30, 2004 and December 31, 2003. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2004 under contracted lease terms. A remaining lease term equal to zero reflects equipment either off-lease or being leased on a month-to-month basis. Equipment consists of the following at September 30, 2004 and December 31, 2003 (in thousands of dollars):

	Remaining
	Lease Term as of
	September 30, 2004
Equipment Type	(Months)	September 30, 2004	December 31, 2003

Aircraft	3	$13,608	$13,608
Locomotives	0	-	4,272
Construction and mining	0	-	306
Materials handling	0	149	379
Other	0	46	46
Total equipment cost	-	13,803	18,611
Accumulated depreciation	-	(13,312)	(16,186)
Equipment, net of accumulated depreciation	-	$491	$2,425

Depreciation expense on equipment was $1.6 million and $2.8 million for the nine months ended September 30, 2004 and 2003, respectively.

At September 30, 2004, the Trust’s ownership interest in aircraft and related lease payment streams are used to secure a term loan with a third-party lender. The preceding summary of equipment includes leveraged equipment having an original cost of $13.6 million and a net book value of $0.5 million at September 30, 2004.

The summary above includes fully depreciated off-lease equipment held for re-lease at September 30, 2004 with an original cost of $0.2 million.

NOTE 3 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Trust and AFG Investment Trust C ("Trust C") each own 50% of EFG/Kettle Development LLC (“Kettle Valley”), a Delaware limited liability company, which owns a non-controlling 49.9% indirect ownership interest in Kettle Valley Development Limited Partnership which owns a real estate development in Kelowna, British Columbia in Canada, called Kettle Valley.

The Trust’s ownership interest in Kettle Valley and affiliates is accounted for on the equity method. The Trust recorded net income of $31,000 and $38,000 during the three and nine months ended September 30, 2004, respectively compared to net income of $0.1 million and $27,000 for the same periods in 2003. During the nine months ended September 30, 2004, the Trust recorded a net foreign currency translation adjustment of $0.1 million reflecting a strengthening of the Canadian dollar against the U.S. dollar which is included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital.

The table below provides Kettle Valley Development Limited Partnership’s summarized consolidated statements of operations data for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Total revenues	$1,198	$1,258	$4,408	$3,747
Total expenses	1,074	1,044	4,193	3,653
Net income	$124	$214	$215	$94

NOTE 4 - INTEREST IN EFG KIRKWOOD LLC

The Trust, Trust C and two affiliated corporations, Equis II Corporation (“Equis II”) and Semele Group, Inc. (“Semele”), own EFG Kirkwood LLC ("EFG Kirkwood"). The Trust, Trust C and Equis II collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Trust holds a non-controlling interest of 30% of EFG Kirkwood’s Class A membership interests.

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. For both the three and nine months ended September 30, 2004 and three and nine months ended September 30, 2004, the Trust recorded a loss of $0.4 million and income of $0.2 million, respectively, which represented its pro-rata share of the net income (loss) of EFG Kirkwood.

The table below provides EFG Kirkwood’s summarized consolidated statements of operations data for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands of dollars):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Equity (loss) income on investments	$ (1,407)	$ (1,286)	$ 654	$ 638

EFG Kirkwood owns membership interests in Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”). The operating companies have a fiscal year end of April 30th which is different from the Trust. The table below provides comparative summarized statements of operations data for Mountain Resort and Mountain Springs for the three and nine months ended September 30, 2004 and 2003 (in thousands dollars):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Mountain Resort
Total revenues	$3,176	$3,247	$23,284	$24,775
Total expenses	5,915	5,321	21,879	21,938
Net (loss) income	$(2,739)	$(2,074)	$1,405	$2,837

Mountain Springs
Total revenues	$2,114	$2,050	$14,310	$12,779
Total expenses	3,969	4,128	14,691	14,176
Net loss	$(1,855)	$(2,078)	$(381)	$(1,397)

EFG Kirkwood guarantees the payment of obligations under a revolving line of credit between DSC/Purgatory LLC (“Purgatory”), a subsidiary of Mountain Springs, and a third party lender. Another shareholder in Mountain Springs also guarantees this line of credit. Either party may be called on by the lender to fulfill Purgatory’s obligations. The amount of the guarantee consists of the outstanding balance of the line of credit which cannot exceed the maximum borrowing capacity under the line of $3.5 million. As of September 30, 2004, borrowings outstanding on the line of credit were $2.3 million. The line of credit expires in October 2005.

NOTE 5 - INTEREST IN MILPI HOLDINGS LLC

On August 5, 2004, the Trust sold its membership interest in MILPI pursuant to the terms of a certain Membership Interest Purchase Agreement dated as of August 5, 2004 by and among PLM MILPI Holdings LLC, as purchaser and the Trust, as seller. The sale was approved pursuant to the proxy statement and beneficial interest holders’ vote dated March 23, 2004. The Trust’s membership interest was sold for $8.3 million in cash. PLM MILPI Holdings LLC is owned and controlled by affiliates of Gary D. Engle and James A. Coyne, who are the President and Executive Vice President, respectively, of the managing trustee of the Trust.

The impairment test under APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, considers whether the fair value of the equity investment has declined and whether that decline is other than temporary. Prior to the sale of MILPI, the Trust impaired its interest in MILPI to reflect MILPI at an amount equal to the sales proceeds to be received in connection with the sale. As a result, the Trust recorded an impairment of $21,000 and $1.0 million in the three and nine months ended September 30, 2004.

The table below provides summarized consolidated statements of operations data for MILPI for the period July 1, 2004 through August 5, 2004 and the period January 1, 2004 through August 5, 2004, respectively, as well as the three and nine months ended September 30, 2003, respectively (in thousands of dollars):

.		Three Months		Nine Months
.	Period July 1, 2004	Ended	Period January 1, 2004	Ended
.	Through	September 30,	Through	September 30,
	August 5, 2004	2003	August 5, 2004	2003

Total revenues	$ 340	$ 1,581	$ 5,326	$ 4,779
Equity income in managed programs	26	125	785	666
Total expenses	325	1,665	1,980	3,762
Income before income taxes	41	41	4,131	1,683
Provision for (benefit from) taxes	-	(51)	1,191	547
Net income	$ 41	$ 92	$ 2,940	$ 1,136

NOTE 6 - INVESTMENT - AFFILIATE

The Trust owns 7.25 limited partnership units (the "Units") in AFG International Limited Partnership (the "Partnership"), a real estate limited partnership sponsored by Equis Financial Group Limited Partnership (“EFG”) that owned two commercial buildings leased to an investment grade educational institution. The Trust purchased the Units for approximately $0.7 million in a prior period. The Trust owns approximately 23% of the Partnership. The Trust accounts for its investment in the Partnership under the equity method of accounting.

The investment - affiliate is in the process of liquidating all of it assets. In April 2004, Partnership sold one of its commercial buildings to an unrelated third party. The Trust received a liquidating cash distribution of $0.7 million related to the sale. The remaining commercial building was sold in July 2004 to an unrelated third party. In addition, the Trust received regular distributions of $15,000 and $0.2 million during the nine months ended September 30, 2004 and 2003, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Various operating expenses incurred by the Trust are paid by Equis Financial Group Limited Partnership (“EFG”) on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three and nine months ended September 30, 2004 and 2003, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Management fees	$63	$105	$190	$316
Administrative charges	94	17	247	87
Total	$157	$122	$437	$403

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust.

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2004, the Trust was owed $1,000 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2004.

NOTE 8 - NOTE PAYABLE

Note payable at September 30, 2004 consists of a note with a balance of $3.5 million, which bears a fluctuating interest rate based on LIBOR plus 3.5% (5.3% at September 30, 2004). The installment note is non-recourse and is collateralized by the Trust’s aircraft and assignment of the related lease payments. This note will be partially paid down by the remaining contracted lease payments. The Trust has a balloon payment obligation of $3.0 million at the maturity of the debt in January 2005.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income and its components in participants’ capital. SFAS 130 requires foreign currency translation adjustments to be included in comprehensive income. However, it has no impact on the Trust’s net income as presented in the financial statements.

The following are the components of comprehensive income (in thousands of dollars):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net (loss) income	$(662)	$(381)	$549	$(253)

Foreign currency translation gain (loss)	234	(18)	80	424

Comprehensive (loss) income	$(428)	$(399)	$629	$171

NOTE 10 - CONTINGENCIES

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

NOTE 11 - SEGMENT REPORTING

The Trust operates or had operated in three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment included the majority of the Trust's equity interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. In August 2004, the Trust sold its equity interest in MILPI to PLM MILPI Holdings LLC, a company owned by an affiliate of Gary Engle and Jim Coyne. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables. Other operating expenses consist of primarily management fees and professional services, such as audit and legal fees.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2004 and 2003 is summarized below (in thousands of dollars).

For the Three Months Ended	Equipment	Equipment	Real
September 30, 2004	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$360	$-	$-	$-	$360
Interest income	-	-	5	8	13
Gain on sale of equipment	143	-	-	-	143
Total revenue	503	-	5	8	516

Expenses:
Depreciation and amortization	510	-	-	-	510
Interest expense	53	-	-	-	53
Impairment of assets	-	21	-	-	21
Management fees - affiliates	18	25	20	-	63
Operating expenses	58	-	-	88	146
Operating expenses - affiliates	94	-	-	-	94
Total expenses	733	46	20	88	887

Equity Interests:
Equity in net income of other investments	-	-	79	-	79
Equity in net income of EFG/Kettle Development LLC	-	-	31	-	31
Equity in net loss of EFG Kirkwood LLC	-	-	(422)	-	(422)
Equity in net income of MILPI Holdings, LLC	-	21	-	-	21
Total income (loss) from equity interests	-	21	(312)	-	(291)

Net loss	$(230)	$(25)	$(327)	$(80)	$(662)

For the Three Months Ended	Equipment	Equipment	Real
September 30, 2003	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$1,189	$-	$-	$-	$1,189
Interest income	-	-	26	2	28
Gain on sale of equipment	220	-	-	-	220
Total revenue	1,409	-	26	2	1,437

Expenses:
Depreciation and amortization	860	-	-	-	860
Interest expense	422	-	-	-	422
Management fees - affiliates	60	25	20	-	105
Operating expenses	30	-	-	100	130
Operating expenses - affiliates	17	-	-	-	17
Total expenses	1,389	25	20	100	1,534

Equity Interests:
Equity in net income of EFG/Kettle Development LLC	-	-	53	-	53
Equity in net loss of EFG Kirkwood LLC	-	-	(382)	-	(382)
Equity in net income of MILPI Holdings, LLC	-	45	-	-	45
Total income (loss) from equity interests	-	45	(329)	-	(284)

Net income (loss)	$20	$20	$(323)	$(98)	$(381)

For the Nine Months Ended	Equipment	Equipment	Real
September 30, 2004	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$1,122	$-	$-	$-	$1,122
Interest income	-	-	15	11	26
Gain on sale of equipment	932	-	-	-	932
Other revenue	-	-	382	-	382
Total revenue	2,054	-	397	11	2,462

Expenses:
Depreciation and amortization	1,673	-	-	-	1,673
Interest expense	164	-	-	-	164
Impairment of assets	-	970	-	-	970
Management fees - affiliates	55	73	61	1	190
Operating expenses	110	-	-	367	477
Operating expenses - affiliates	247	-	-	-	247
Total expenses	2,249	1,043	61	368	3,721

Equity Interests:
Equity in net income of other investments	-	-	55	-	55
Equity in net income of EFG/Kettle Development LLC	-	-	38	-	38
Equity in net income of EFG Kirkwood LLC	-	-	197	-	197
Equity in net income of MILPI Holdings, LLC	-	1,515	3	-	1,518
Total income from equity interests	-	1,515	293	-	1,808

Net (loss) income	$(195)	$472	$629	$(357)	$549

Total assets at September 30, 2004	$671	$-	$8,275	$1,884	$10,830

For the Nine Months Ended	Equipment	Equipment	Real
September 30, 2003	Leasing	Management	Estate	Other	Total

Revenue
Lease revenue	$3,605	$-	$-	$-	$3,605
Interest income	-	-	73	4	77
Gain on sale of equipment	327	-	-	-	327
Total revenue	3,932	-	73	4	4,009

Expenses
Depreciation and amortization	2,775	-	-	-	2,775
Interest expense	1,324	-	-	-	1,324
Management fees - affiliates	181	73	61	1	316
Operating expenses	48	-	-	366	414
Operating expenses - affiliates	87	-	-	-	87
Total expenses	4,415	73	61	367	4,916

Equity Interests
Equity in net income of EFG/Kettle Development LLC	-	-	27	-	27
Equity in net income of EFG Kirkwood LLC	-	-	195	-	195
Equity in net income of MILPI Holdings, LLC	-	432	-	-	432
Total income from equity interests	-	432	222	-	654

Net (loss) income	$(483)	$359	$234	$(363)	$(253)

NOTE 12- PARTICIPANTS’ CAPITAL

In September 2004, the Managing Trustee declared and paid an $8.0 million distribution to its beneficial interest holders. The distribution was funded from the Trust’s sale of its membership MILPI in August 2004.

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 14 - SUBSEQUENT EVENT

On November 7, 2004 a fire broke out at the Mountain Resorts Holdings power generation subsidiary, Mountain Utilities. The fire did extensive damage to the facility resulting in power outage to its entire service area. Mountain Utilities was able to restore power using temporary power supplies and the ski resort closing was limited to four days. No injuries were sustained. The resort is currently in the process of thoroughly assessing the damage and estimating the time for repair. Management has met with the resort’s insurance adjusters to ensure the appropriate actions have been taken to restore business. Mountain Resort Holdings, LLC has a $10.0 million property damage policy with a $25,000 deductible and a $4.0 million business interruption policy with a $25,000 deductible. Management cannot determine the long term financial impact of the event at this time.

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

Asset lives and depreciation method: The Trust’s primary business involved the purchase and subsequent lease of long-lived equipment. The Trust's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

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

The Managing Trustee evaluates the net realizable value of significant equipment assets, such as aircraft, individually. All other assets are evaluated collectively by equipment type unless the Managing Trustee learns of specific circumstances, such as a lessee default, technological obsolescence, or other market developments, which could affect the net realizable value of particular assets. Adjustments to reduce the net carrying value of equipment are reflected separately on the accompanying Statements of Income as impairment of equipment.

Results of Operations

Segment Reporting

The Trust operates or had operated in three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the majority of the Trust's equity interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. In August 2004, the Trust sold its equity interest in MILPI to PLM MILPI Holdings LLC, a company owned by an affiliate of Gary Engle and Jim Coyne. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables. Other operating expenses consist primarily management fees and professional services such as audit and legal fees.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Equipment Leasing

For the three and nine months ended September 30, 2004, the Trust recognized lease revenue of $0.4 million and $1.1 million, respectively, compared to $1.2 million and $3.6 million, respectively, for same periods in 2003. The decrease in lease revenue in the three and nine months ended September 30, 2004 compared to the same periods in 2003 resulted primarily from decrease in lease revenue as a result of the disposition of equipment. The lease for the Trust’s remaining asset on lease, an aircraft, expires in January 2005.

During the three and nine months ended September 30, 2004, the Trust sold equipment having a net book value of $0.3 million to unaffiliated third parties. These sales resulted in a gain of $0.1 million and $0.9 million, respectively, for the three and nine month periods ended September 30, 2004. During the three and nine months ended September 30, 2003, the Trust sold equipment having a net book value of $0.3 million to unaffiliated third parties. These sales resulted in a gain of $0.2 million and $0.3 million, respectively.

Depreciation expense was $0.5 million and $1.7 million for the three and nine months ended September 30, 2004, respectively compared to $0.9 million and $2.8 million, respectively, for the same periods in 2003. Depreciation and amortization decreased by $0.4 million and $1.1 million during the three and nine months ended September 30, 2004 compared to the same period in 2003. The decrease in depreciation for the respective periods is attributable to the disposition of the Trust’s equipment portfolio. Depreciation and amortization is expected to continue to decline in the future as the Trust’s equipment portfolio is sold and not replaced.

Interest expense on third party debt was $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively, compared to $0.4 million and $1.3 million, respectively, for the same periods in 2003. The decrease in interest expense for each of the respective periods is attributable to lower average outstanding debt balances in the periods ended September 30, 2004 compared to the same periods in 2003. Interest expense in the equipment leasing segment is expected to decline in the future.

Management fees-affiliate from equipment leasing were $18,000 and $0.1 million for the three and nine months ended September 30, 2004, respectively, compared to $0.1 million and $0.2 million, respectively, for the same periods in 2003. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. The decrease in management fees- affiliates for the respective periods is attributable to the disposition of the Trust’s leasing equipment.

Operating expenses and operating expenses - affiliates were $0.2 million and $0.4 million for the three and nine months ended September 30, 2004, respectively, compared to $47,000 and $0.1 million, respectively, for the same periods in 2003. The increase in operating expenses is attributable to an increase in selling and remarketing costs related to the disposition of the Trust’s assets. Operating expenses consist primarily of administrative charges as well as printing and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Equipment Management

During the period from July 1, 2004 through August 5, 2004 and period January 1, 2004 through August 5, 2004 the Trust recorded income from equity investments in the equipment management segment of $21,000 and $1.5 million, respectively, compared to $45,000 and $0.4 million, respectively, for the three and nine months ended September 30, 2003, which represented its pro-rata share of the net income of MILPI accounted for under the equity method of accounting.

On August 5, 2004, the Trust sold its membership interest in MILPI pursuant to the terms of a certain Membership Interest Purchase Agreement dated as of August 5, 2004 by and among PLM MILPI Holdings LLC, as purchaser and the Trust, as seller. The sale was approved pursuant to the proxy statement and shareholder vote dated March 23, 2004. The Trust’s membership interest was sold for $8.3 million in cash. PLM MILPI Holdings LLC is owned and controlled by an affiliate of Gary D. Engle and James A. Coyne, who are the President and Executive Vice President, respectively, of the managing trustee of the Trust.

During the period from July 1, 2004 through August 5, 2004 and period January 1, 2004 through August 5, 2004, MILPI recognized revenues of $0.3 million and $5.3 million, respectively, compared to $1.6 million and $4.8 million, respectively, for the previous periods in 2003. Revenues for the period from July 1, 2004 through August 5, 2004 and period January 1, 2004 through August 5, 2004 consisted primarily of management fees of $0.2 million. Revenues for the period January 1, 2004 through August 5, 2004 consisted primarily of management fees of $2.2 million, $1.3 million of acquisition and lease negotiation fees, $1.2 million gain on disposition of equipment and $0.3 million of lease revenue. Revenues for the three months ended September 30, 2003 are comprised primarily of management fees of $0.9 million, $0.2 million of acquisition and lease negotiation fees and $0.4 million of operating lease revenue. For the nine months ended September 30, 2003, revenues were comprised of management fees of $3.2 million, $0.7 million of acquisition and lease negotiation fees, $0.2 million gain on disposition of equipment and $0.5 million of lease revenue..

During the period from July 1, 2004 through August 5, 2004 and period January 1, 2004 through August 5, 2004, MILPI incurred total expenses of $0.3 million and $2.0 million, respectively, compared to $1.6 million and $3.8 million, respectively, for the previous period in 2003. Expenses for the period from July 1, 2004 through August 5, 2004 are comprised of operational support expenses of $0.1 million and depreciation and amortization expense of $0.1 million. For the period January 1, 2004 through August 5, 2004, expenses are comprised primarily of operational support expenses of $1.5 million and depreciation and amortization expense of $0.5 million. Expenses for the three months ended September 30, 2003 are comprised of operational support expenses of $0.9 million, depreciation and amortization expense of $0.5 million and a $0.2 million impairment of MILPI’s investments in the managed programs. For the nine months ended September 30, 2003, expenses are comprised primarily of operational support expenses of $2.7 million, depreciation and amortization expense of $0.8 million and $0.4 million impairment of MILPI’s investments in the managed programs.

During the period January 1, 2004 through August 5, 2004, MILPI incurred income tax expense of $1.2 million, respectively, with an effective tax rate of 29% for the period. For the nine month period ended September 30, 2003, MILPI incurred an income tax expense of $0.5 million, respectively, with an effective tax rate of 33% for the nine month period. The effective tax rate decreased 4% during the nine month period ended September 30, 2004 compared to the previous period in 2003 due to an increased amount of income being earned at MILPI Holdings, LLC, which is a non-taxable entity.

Real Estate

Interest income in the real estate segment for the three and nine months ended September 30, 2004 was $5,000 and $15,000 compared to $26,000 and $0.1 million for the same periods in 2003. Interest income is generated from loans made to affiliates. Interest income decreased in the three and nine months ended September 30, 2004 compared to the same period in 2003 due to the Trust renegotiating the terms of its loan to Kettle Valley.

Management fees paid to EFG for non-equipment assets were $20,000 and $0.1 million for each of the three and nine months ended September 30, 2004 and 2003, respectively. Management fees for non-equipment assets, excluding cash, are 1% of the original equipment cost of such assets under management.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 265 residential units have been constructed and sold and 13 additional units are under construction.

The Trust indirectly has an approximate 25% ownership interest in Kettle Valley. For the three and nine months ended September 30, 2004, the Trust recorded income of $31,000 and $38,000, respectively, compared to income of $0.1 million and $27,000 for the same periods in 2003. During the nine months ended September 30, 2004, the Trust recorded a foreign currency translation gain of $0.1 million, included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital, reflecting a strengthening of the Canadian dollar against the U.S. dollar at the end of the third quarter of 2004.

During the three and nine months ended September 30, 2004, Kettle Valley recorded revenues of $1.2 million and $4.4 million, respectively, compared to revenues of $1.3 million and $3.7 million for the same periods in 2003. Total expenses incurred during the three and nine months ended September 30, 2004 were $1.1 million and $4.2 million, respectively, compared to $1.0 million and $3.7 million in the same periods in 2003. The increase in revenues and total expenses during the nine months ended September 30, 2004 compared to the same period in 2003 is the result of an increase in the number of lot and home sales.

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

For both the three and nine months ended September 30, 2004 and three and nine months ended September 30, 2003, the Trust recorded a loss of $0.4 million and income of $0.2 million from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust’s share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. See below for discussion of the operating results of the resorts.

Mountain Resort Operating Results

During the three and nine months ended September 30, 2004, Mountain Resort recorded total revenues of approximately $3.2 million and $23.3 million compared to $3.2 million and $24.8 million for the same periods in 2003. The decrease in total revenues from 2003 to 2004 is the result of a decrease in ski related revenue. The decrease in ski-related revenues resulted from a decrease in visitors to the resort compared to the same period last year, as a result of unfavorable weather conditions during the winter season.

During the three and nine months ended September 30, 2004, Mountain Resort recorded total expenses of $5.9 million and $21.9 million, compared to $5.3 million and $21.9 million for the same periods in 2003, respectively. The increase in expenses during the three months ended September 30, 2004 is primarily due to an increase in operational support costs during the period.

On November 7, 2004 a fire broke out at the Mountain Resorts Holdings power generation subsidiary, Mountain Utilities. The fire did extensive damage to the facility resulting in power outage to its entire service area. Mountain Utilities was able to restore power using temporary power supplies and the ski resort closing was limited to four days. No injuries were sustained. The resort is currently in the process of thoroughly assessing the damage and estimating the time for repair. Management has met with the resort’s insurance adjusters to ensure the appropriate actions have been taken to restore business. Mountain Resort Holdings, LLC has a $10.0 million property damage policy with a $25,000 deductible and a $4.0 million business interruption policy with a $25,000 deductible. Management cannot determine the long term financial impact of the event at this time.
Mountain Springs Operating Results

During the three and nine months ended September 30, 2004, Mountain Springs recorded total revenues of $2.1 million and $14.3 million, compared to $2.1 million and $12.8 million for the same periods of 2003. The increase in total revenues from 2003 to 2004 is the result of an increase in visitors to the resort compared to the same periods of 2003, as a result of improved weather conditions during the winter season.

Total expenses were $4.0 million and $14.7 million for the three and nine months ended September 30, 2004 compared to $4.1 million and $14.2 million for the same period in 2003. The increase in total expenses for the three and nine months ended September 30, 2004 compared to the same periods in 2003 is a result of an increased cost of sales corresponding to the increase in revenues.

Liquidity and Capital Resources and Discussion of Cash Flows

The Trust by its nature is a limited life entity. The Trust has a scheduled termination date of December 31, 2006. In the first quarter of 2004, the beneficial interest holders approved a resolution, which among other things, allow the Trust to adopt a plan of liquidation and dissolution prior to 2006. The Managing Trustee anticipates that this will be adopted in the fourth quarter of 2004.

The Trust sold its membership interest in MILPI in August 2004 for $8.3 million in cash proceeds. Subsequent to the sale of MILPI, the Managing Trustee declared and paid an $8.0 million cash distribution to the beneficial interest holders of the Trust. The Trust could have other significant asset sales in 2004.

The Trust's principal operating activities derive from asset rental transactions. These cash inflows are used to satisfy debt service obligations associated with the assets, and to pay management fees and operating costs. Operating activities used cash of $0.3 million during the nine months ended September 30, 2004.

Accounts receivable-affiliate decreased by $34,000 or 79% during the nine months ended September 30, 2004. Receivable from affiliates consists of rent or proceeds from the sale of equipment by Equis Financial Group Limited Partnership (“EFG”), an affiliated entity. All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis. At September 30, 2004, the Trust was owed $1,000 by EFG for such funds compared to $43,000 at December 31, 2003. The Trust was paid in full by EFG in October 2004.

The Trust’s interest in affiliate decreased by $0.3 million or 100% during the nine month period ended September 30, 2004. In April 2004, the Trust’s investment - affiliate sold one of its commercial buildings to an unrelated third party. The Trust received a cash distribution of $0.7 million related to the sale. In July 2004, the Trust sold the remaining building to an unrelated third party. In addition, the Trust received distributions of $15,000 during the nine months ended September 30, 2004. The Managing Trustee expects an additional liquidating distribution as a result of the remaining sale of the commercial building in the fourth quarter of 2004.

The Trust’s investment in Kettle Valley increased by $0.1 million during the first nine months of 2004 or 3%. The increase is due to the Trust recording a net foreign currency translation adjustment of $0.1 million reflecting a strengthening of the Canadian dollar against the U.S. dollar.

Investment in EFG Kirkwood increased by $0.2 million or 11% during the nine month period ended September 30, 2004. The increase is attributable to equity income of $0.2 million being recorded during 2004 from this equity investment.

The Trust’s interest in MILPI decreased by $7.8 million or 100% during the nine month period ended September 30, 2004. On August 5, 2004, the Trust sold its membership interest in MILPI pursuant to the terms of a certain Membership Interest Purchase Agreement dated as of August 5, 2004 by and among PLM MILPI Holdings LLC, as purchaser and the Trust, as seller. The sale was approved pursuant to the proxy statement and shareholder vote dated March 23, 2004. The Trust’s membership interest was purchased for $8.3 million in cash. PLM MILPI Holdings LLC is a Delaware limited liability company owned and controlled by an affiliate of Gary D. Engle and James A. Coyne, who are the President and Executive Vice President, respectively, of the managing trustee of the Trust.

Equipment held for lease decreased by $1.9 million or 80% during 2004. The decrease is primarily attributable to depreciation expense recorded during the period. In addition, the Trust sold equipment with a net book value of $0.3 million to unaffiliated third parties.

The Trust’s balance in note payable decreased by $0.9 million or 21% during the nine month period ended September 30, 2004. The decrease in attributable to principal payments made during the period.

Accrued liabilities decreased by $0.1 million or 30% during the period ended September 30, 2004. The decrease in accrued liabilities is due to accrued expenses related to selling and remarketing costs accrued at December 31, 2003 related to the disposition of the Trust’s off-lease locomotives. A similar liability was not owed at September 30, 2004.

At September 30, 2004, the Trust was due aggregate future minimum lease payments of $0.4 million from contractual lease agreements, a portion of which will be used to pay down the principal balance of note payable of $3.5 million. Additional cash inflows may be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

During the nine months ended September 30, 2004, the Trust sold equipment with a net book value of $0.3 million to existing lessees and third parties. These sales resulted in a gain on sale of $0.9 million. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

Equity Interest Investments

The Trust owns equity interest investments in equipment management and several real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies have a material impact on the Trust. A description of the Trust’s minority interest investments and a brief summary of the financial position are summarized below:

The Trust has minority interest investments in the following entities as of September 30, 2004 (in thousands of dollars):

September 30, 2004

Interest in EFG/Kettle Development LLC	$ 4,252
Interest in EFG Kirkwood, LLC	2,065
Interest in C & D IT, LLC	1,157
Investment - other	132

Total	$7,606

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. Kettle Valley has historically operated at a net loss and has sustained negative cash flows from operations. As of September 30, 2004, the company has approximately $17.1 million in current assets, including $15.9 million of land under development. At September 30, 2004, Kettle Valley has $4.9 million in short term debt, of which $2.4 million represents related party debt. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. As of September 30, 2004, 265 lots have been sold and 13 homes are currently under construction. Kettle Valley did not pay dividends in the first nine months of 2004 or in 2003 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders or outside investors.

EFG Kirkwood

EFG Kirkwood was formed for the purpose of acquiring a minority interest in two real estate investments. The investments consist of an interest in two ski resorts: Mountain Resort and Mountain Springs. EFG Kirkwood has no other significant assets other than its interest in the ski resorts.

Mountain Springs: Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in Purgatory in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood as well as another investor in Mountain Springs. The line of credit was renewed in October 2004 for an additional year.

At September 30, 2004, Mountain Springs had current assets of $3.8 million, which consisted of cash of $1.5 million, accounts receivable of $1.5 million and inventories and other assets totaling $0.8 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $20.4 million.

Liabilities totaled approximately $24.2 million at September 30, 2004 and consisted primarily of debt and notes outstanding.

Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of real estate under development, which will develop, and otherwise operate this real estate.

Mountain Springs did not pay dividends in the first nine months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

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

At September 30, 2004, Mountain Resort had current assets of approximately $8.9 million, which consisted of cash of $5.5 million, accounts receivable of $2.5 million, and inventory and other assets of $0.9 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $37.1 million.

Liabilities were approximately $25.8 million, which consisted primarily of long-term senior notes and affiliated debt.

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

On November 7, 2004 a fire broke out at the Mountain Resorts Holdings power generation subsidiary, Mountain Utilities. The fire did extensive damage to the facility resulting in power outage to its entire service area. Mountain Utilities was able to restore power using temporary power supplies and the ski resort closing was limited to four days. No injuries were sustained. The resort is currently in the process of thoroughly assessing the damage and estimating the time for repair. Management has met with the resort’s insurance adjusters to ensure the appropriate actions have been taken to restore business. Mountain Resort Holdings, LLC has a $10.0 million property damage policy with a $25,000 deductible and a $4.0 million business interruption policy with a $25,000 deductible. Management cannot determine the long term financial impact of the event at this time.

Mountain Resorts did not pay dividends in the first nine months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

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

In August 2004, the Trust sold its membership interest in MILPI to a related party for $8.3 million in sales proceeds. In April 2004, the Partnership sold one of its commercial buildings to an unrelated third party. The Trust received a liquidation cash distribution of $0.7 million related to the sale. The other commercial building was sold in July 2004 to an unrelated third party. The Trust could have other significant asset sales in 2004.

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

Equipment Leasing

The Trust’s remaining equipment leasing assets consist primarily of an aircraft. The aircraft which is financed with non recourse debt, is on lease until January 2005, at which time the balance of the debt financing the aircraft is due. The Managing Trustee anticipates this plane will be released and the associated debt extended, which may increase the sales value of the aircraft.

In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative tax balance, which may exist in the Managing Trustee's capital account, as computed for tax purposes. At September 30, 2004, the Managing Trustee did not have a negative tax capital account balance. No such requirement exists with respect to the Special Beneficiary.

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

b).     Reports on Form 8-K

The Company filed a Form 8-K with the SEC on August 5, 2004 reporting under Item 2 (Acquisition or Disposition of Assets), that the Trust has sold its interests in MILPI Holdings, LLC to PLM MILPI Holdings LLC, a Delaware limited liability company owned and controlled by an affiliate of Gary D. Engle and James A. Coyne, who are the President and Executive Vice President, respectively, of the managing trustee of the Trust.

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

Date:    November 12, 2004

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

Exhibit 31.1

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary D. Engle
Gary D. Engle
Chairman and Chief Executive Officer
(Principal Executive Officer)
November 12, 2004

Exhibit 31.2
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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
                                November 12, 2004

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of AFG Investment Trust D (the “Trust”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Principal Executive Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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
(Principal Executive Officer)
November 12, 2004

                                                                                                                 Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of AFG Investment Trust D (the “Trust”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Principal Financial and Accounting Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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
         November 12, 2004